Form 10-K/A
period 1994-12-31
CONSOLIDATED RESOURCES HEALTH CARE FUND IV
filed 1995-04-20
CIK 752895

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-K/A

  For annual and transition reports pursuant to sections 13 or 15 (d) of the Securities Exchange Act of 1994.

                                  (Mark One)

  (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended           December 31, 1994
                                      OR
  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from             to
                     Commission file number   0-14435

                  CONSOLIDATED RESOURCES HEALTH CARE FUND IV
     (Exact name of registrant as specified in its charter)

                        Georgia                       58-1582370
     State or other jurisdiction                       (I.R.S.Employer
     of incorporation or organization)                 identification No.)

        7000 Central Parkway, Suite 970, Atlanta, Georgia 30328
     (Address of principal executive offices)(Zip Code)

  Registrant's telephone number, including area code    404-698-9040

  Securities registered pursuant to Section 12(b) of the Act:  None

  Securities registered  pursuant to  Section 12(g)  of the  Act:   Limited
  Partnership Units

  Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to
  such filing requirements for the past 90 days.    Yes    x      No


  Indicate by check  mark if disclosure  of delinquent  filers pursuant  to
  Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this
  Form 10-K or any  amendment to this Form 10-K.   [ X  ]

  All of the registrant's 26,283 Limited Partnership Units are held by non-affiliates. The aggregate market value of units held by non-affiliates is not determinable since there is no public trading market for Limited Partnership Units and transfers of units are subject to certain restrictions.


                            THERE ARE NO EXHIBITS.
                           PAGE ONE OF  30  PAGES.

  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


  Index                                                     Page Number

  Report of Independent Certified Public Accountants            3

  Consolidated Financial Statements

            Balance Sheets - December 31, 1994 and 1993        5-6

            Statements of Operations                            7
             - Years ended December 31, 1994, 1993 and 1992

            Statements of Partners' Equity (Deficit)            8
             - Years ended December 31, 1994, 1993 and 1992

            Statements of Cash Flows                            9
             - Years ended December 31, 1994, 1993 and 1992

            Summary of Significant Accounting Policies         13

            Notes to Consolidated Financial Statements         17


  The following financial statement schedules for the years ended December 31, 1994, 1993 and 1992 of the Registrant are submitted herewith in response to Item 14 (a)(2):

  Schedule V -              Property and Equipment             26

  Schedule VI -             Accumulated Depreciation of
                            and Equipment Property             27

  Schedule VIII -           Valuation and Qualifying Accounts  28

  Schedule X -              Supplementary Income Statement
                            Information                        29

  All other schedules of the Partnership for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or have been disclosed in the notes to the consolidated financial statements and, therefore, have been omitted.

  Report of Independent Certified Public Accountants


  The Partners
  Consolidated Resources Health Care Fund IV and Subsidiaries


  We have audited the accompanying consolidated balance sheets of Consolidated Resources Health Care Fund IV and Subsidiaries (limited partnerships) (the "Partnership") as of December 31, 1994 and 1993, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1994. We have also audited the schedules listed in the accompanying index. These consolidated financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and schedules. An audit also includes assessing the accounting principles used and significant  estimates made  by  management, as  well  as evaluating  the overall presentation of the consolidated financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Resources Health Care Fund IV and Subsidiaries (limited partnerships) at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

  Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.

  The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Notes 3 and 4 of the consolidated financial statements, the Partnership has suffered recurring losses from operations, has a working capital deficiency, has defaulted on certain debt, and has no assurance of any financial support from the General Partners. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern and to realize its plan to sell or otherwise dispose of its remaining properties by October 18, 1997. Management's plans regarding these matters are described in the Summary of Significant Accounting Policies and Note 3. The consolidated financial statements and schedules do not include any adjustments that might result from the outcome of these uncertainties.






                                          BDO Seidman



  Atlanta, Georgia
  March 10, 1995

                  Consolidated Resources Health Care Fund IV
                               and Subsidiaries
                            (limited partnerships)

                         Consolidated Balance Sheets


  December 31,                                        1994          1993


  Assets

  Current
           Cash and cash equivalents (Note 14) $ 820,321 $ 917,478 Accounts receivable, net of allowance for doubtful accounts of $72,978 and
            $80,864 (Note 12)                         367,145       637,317
           Prepaid expenses and other                  37,952        76,136
           Property held for sale (Notes 4 and 6)   3,268,042     2,016,582

  Total current assets                              4,493,460     3,647,513

  Property and equipment (Notes 4, 6 and 8)
           Land                                             -       174,333
           Buildings and improvements                       -     5,610,177
           Equipment and furnishings                        -       501,674

                                                            -     6,286,184
  Less accumulated depreciation
           and amortization                                 -     2,779,770


  Net property and equipment                                -     3,506,414


  Other
           Restricted escrow and other deposits
            (Note 4)                                  329,589       333,332
           Note receivable (Note 8)                   250,000       250,000
           Deferred loan costs, net of
            accumulated amortization
            of $90,048 and $78,480                    120,699       132,267

  Total other assets                                  700,288       715,599

                                                   $5,193,748    $7,869,526

  See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                 Consolidated Resources Health Care Fund IV
                               and Subsidiaries
                            (limited partnerships)

                         Consolidated Balance Sheets

  December 31,                                          1994         1993

  Liabilities and Partners' Deficit

  Current liabilities
           Current maturities of long-term debt
            obligations, including debt in
            default of $4,683,405 and $1,951,802
            (Note 4)                               $4,683,405    $2,006,802
           Accounts payable                           112,059       202,940
           Accrued compensation                       144,832       111,019
           Insurance payable                           38,129        25,046
           Accrued interest (Notes 1 and 4)           397,326       374,012
           Accrued real estate taxes                   18,833     1,246,076

  Total current liabilities                         5,394,584     3,965,895

  Advances from affiliates and
           former affiliates
           (Notes 1 and 9)                          1,941,359     2,174,747

  Long-term debt obligations, less current
           maturities and unamortized discounts
           (Note 4)                                         -     2,825,000

  Total liabilities                                 7,335,943     8,965,642

  Commitments and Contingencies
           (Notes 3, 4, 9, and 12)

  Partners' deficit (Note 5)
           Limited Partners                        (1,403,484)     (383,426)
           General Partners                          (738,711)     (712,690)

  Total partners' deficit                          (2,142,195)   (1,096,116)

                                                  $ 5,193,748   $ 7,869,526

  See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                  Consolidated Resources Health Care Fund IV
                               and Subsidiaries
                            (limited partnerships)

                    Consolidated Statements of Operations

  Years ended December 31,               1994         1993         1992

  Revenue
           Operating revenue (Note 8) $ 4,997,231  $ 9,319,314  $11,111,446
           Interest income                 73,854       43,816       74,555

  Total revenue                         5,071,085    9,363,130   11,186,001

  Operating costs and expenses
           Operating expenses (Note 8)  4,718,267    7,691,005    9,080,633
           Interest (Notes 1 and 4)       453,979      642,391      860,973
           Depreciation and amortization  324,202      607,138      712,487
           Management fees (Note 2)       317,271      774,555      875,755
           Real estate taxes               41,284      365,415      382,265
           Partnership administration
            costs (Note 2)                179,060      171,660      189,288

  Total operating costs and
           expenses                     6,034,063   10,252,164   12,101,401

  Operating loss                         (962,978)    (889,034)    (915,400)

  Gain on sale of properties
           (Note 8)                       607,169    2,408,667            -
  Loss on write-down of
           properties and property held
           for sale (Note 6)                    -            -   (2,133,920)

  Income (loss) before
           extraordinary item            (355,809)   1,519,633   (3,049,320)
  Extraordinary gain on
           extinguishment of debt
           (Notes 1 and 10)               309,730    1,333,802            -

  Net income (loss)                    $  (46,079) $ 2,853,435  $(3,049,320)

  Net income (loss) per limited
           partnership unit
           Income (loss) before
            extraordinary gain             (12.30)       58.25      (111.38)
           Extraordinary gain from
            debt extinguishment             11.31        50.24            -

  Net income (loss) per limited
           partnership unit            $     (.99) $    108.49  $   (111.38)

  Distributions paid per limited
           partnership unit            $    38.05  $     28.54  $         -

  Limited partnership units
           outstanding                     26,283       26,283       26,283

  See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                  Consolidated Resources Health Care Fund IV
                               and Subsidiaries
                            (limited partnerships)

            Consolidated Statements of Partners' Equity (Deficit)
                 Years Ended December 31, 1994, 1993 and 1992

                                                                   Total
                                                                 Partners'
                                                                   Equity
                                        Limited     General       (Deficit)

  Balance,
           at December 31, 1991       $   442,349   $(592,580)   $  (150,231)

           Net loss                    (2,927,347)   (121,973)    (3,049,320)

  Balance,
           at December 31, 1992        (2,484,998)   (714,553)    (3,199,551)

           Net income                   2,851,572       1,863      2,853,435

           Distributions (Note 5)        (750,000)          -       (750,000)

  Balance,
           at December 31, 1993          (383,426)   (712,690)    (1,096,116)

           Net loss                       (20,058)    (26,021)       (46,079)

           Distributions (Note 5)      (1,000,000)          -     (1,000,000)

  Balance,
           at December 31, 1994       $(1,403,484)  $(738,711)   $(2,142,195)

  See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                  Consolidated Resources Health Care Fund IV
                               and Subsidiaries
                            (limited partnerships)

                    Consolidated Statements of Cash Flows


     Years ended December 31,            1994         1993         1992

     Operating activities
       Net income (loss)              $   (46,079) $ 2,853,435  $(3,049,320)
       Adjustments to reconcile
         net income (loss) to cash
         used in operating activities:
           Depreciation and
             amortization                 324,202      607,138      712,487
           Gain on sale of
             properties                  (607,169)  (2,408,667)           -
           Loss on write-down of
             properties and property
             held for sale                      -            -    2,133,920
           Extraordinary gain on
             debt forgiveness            (309,730)  (1,333,802)           -
           Amortization of discount on
             long-term debt obligations         -            -       13,084
           Changes in assets and
             liabilities:
           Accounts receivable            270,172       11,011     (154,127)
           Prepaid expenses and other      38,184      178,176      (35,948)
           Other assets                     3,743       35,055       18,720
           Accounts payable and
             accrued liabilities          (34,444)    (335,260)     274,916

     Cash used in operating
       activities                        (361,121)    (392,914)     (86,268)

     Investing activities
       Additions to property held
         for sale                         (74,263)           -            -
       Payment for purchases of
         property and equipment                 -      (83,699)    (245,978)
       Net proceeds from sale of
         properties                     1,410,283    5,374,810            -
       Payment for settlement of
         obligations owed to former
         affiliates                             -     (425,000)           -

     Cash provided by (used in)
       investing activities             1,336,020    4,866,111     (245,978)

     Financing activities
       Principal payments on
         long term debt obligations      (148,398)  (3,325,747)    (139,731)
       Distributions to limited
         partners                      (1,000,000)    (750,000)           -
       Cash proceeds from
         settlement                        76,342            -            -

     Cash used in financing
       activities                      (1,072,056)  (4,075,747)    (139,731)

                   Consolidated Resources Health Care Fund IV
                                and Subsidiaries
                             (limited partnerships)

                      Consolidated Statements of Cash Flows



     Years ended December 31,            1994         1993         1992

     Net increase (decrease) in cash
       and cash equivalents               (97,157)     397,450     (471,977)

     Cash and cash equivalents,
       beginning of year                  917,478      520,028      992,005

     Cash and cash equivalents,
       end of year                   $    820,321  $   917,478   $  520,028

     See accompanying summary of significant accounting policies and notes to consolidated financial statements.

         This page intentionally left blank.
          This page intentionally left blank.

                   Consolidated Resources Health Care Fund IV
                                and Subsidiaries
                             (limited partnerships)

                   Summary of Significant Accounting Policies



     Organization

     Consolidated Resources Health Care Fund IV (the "Partnership") was organized on August 10, 1984 as a Limited Partnership under the provisions of the Georgia Uniform Limited Partnership Act for the purpose of acquiring, operating and holding for investment and future capital appreciation income producing, healthcare related real properties.

     The General Partners of the Partnership are WelCare Consolidated Resources Corporation of America, ("WCRCA" or the "Corporate General Partner"), a Nevada corporation, WelCare Service Corporation-IV as managing general partner("WSC-IV" or the "Managing General Partner"), a Georgia corporation, and Consolidated Associates IV ("CA-IV"), a Georgia general partnership (collectively the "General Partners"). WCRCA and WSC-IV are wholly-owned subsidiaries of WelCare Acquisition Corp, which in turn, is a subsidiary of WelCare International, Inc. ("WelCare"). WelCare, a privately owned Georgia corporation, is engaged in the operation, acquisition, property management and oversight management of long-term care facilities. Consolidated Associates IV is composed of WCRCA, as the managing general partner, and individuals who were associated with Consolidated Resources Corporation of America ("CRCA").
     Pursuant to an agreement dated October 30, 1985, CRCA, a Georgia corporation that initially was the Corporate General Partner of the Partnership, was merged into a subsidiary of Southmark Corporation ("Southmark"). The name of the surviving Southmark subsidiary was then changed to Southmark Consolidated Resources Corporation of America ("SCRCA"). Southmark emerged from Chapter 11 bankruptcy on August 10, 1990 and is liquidating most of its assets under its plan of reorganization. On November 20, 1990, WelCare Acquisition Corp. acquired from Southmark all the stock of SCRCA whose name was then changed to WelCare Consolidated Resources Corporation of America. Effective January 1992, WSC-IV, was added as the Managing General Partner to the Partnership.

     A majority of interest of the Partnership's Limited Partners approved a proposal, on October 18, 1994, which provides for the sale of all of the Partnership's remaining assets and the eventual dissolution of the Partnership, as outlined in a proxy statement dated September 28, 1994. Under the approved proposal, the Limited Partners consented for the Managing General Partner to attempt to sell or otherwise dispose of its remaining properties prior to October 18, 1997. Upon the disposition of all of its assets, the approved proposal requires that the Managing General Partner dissolve the Partnership.

                   Consolidated Resources Health Care Fund IV
                                and Subsidiaries
                             (limited partnerships)

                   Summary of Significant Accounting Policies



     As discussed in Item 8, Note 4, the Partnership's three mortgage debt obligations were in default as of December 31, 1994. The Partnership will continue to operate the facilities and plans to
     (A) sell the properties to prospective purchasers or (B) negotiate a settlement with its lenders.

     At December 31, 1994, the Partnership has held available for sale all of its nursing home facilities. Accordingly, the Partnership has classified the facilities as property held for sale in the accompanying balance sheet.

     The consolidated financial statements do not reflect assets the partners may have outside their interests in the Partnership, nor any personal obligations, including income taxes, of the individual partners.

     Consolidation

     The consolidated financial statements include the accounts of the Partnership and the partnership in which it holds a majority interest. All significant intercompany balances and transactions have been eliminated. The amount of minority interest is immaterial.

     Property Held for Sale

     Property held for sale at December 31, 1994 consists of three nursing home facilities owned by the Partnership and carried at the lower of cost or net realizable value less estimated costs to dispose. In accordance with a plan approved by the Limited Partners on October 18, 1994, the Managing General Partner has been given permission to either sell or otherwise dispose of the Partnership's assets by October 18, 1997. Accordingly, all facilities of the Partnership have been classified as property held for sale as of December 31, 1994. Property held for sale at December 31, 1993 consist of one property subject to a court directed plan of disposition. As discussed in Note 8, this property was sold in January 1994.

     Property and Equipment

     Property and equipment at December 31, 1993 consisted of three nursing home facilities owned by the partnership which are recorded at cost less appropriate reductions for permanent declines in net realizable value. Property and equipment are not adjusted for increases in net realizable value.

                   Consolidated Resources Health Care Fund IV
                                and Subsidiaries
                             (limited partnerships)

                   Summary of Significant Accounting Policies



     Depreciation and Amortization

     Property and equipment are depreciated using the straight-line method over lives of 5 to 30 years. Amortization of leased assets is included in depreciation and amortization expense. Renewals and betterments are capitalized and repairs and maintenance are charged to operations as incurred.

     Deferred Loan Costs

     Deferred loan costs are amortized over the terms of the respective loans using the straight-line method. Amortization of deferred loan costs is included in depreciation and amortization expense.

     Operating Revenue

     Operating revenue is recorded when services are rendered and includes amounts reimbursable by Medicaid and Medicare. Medicare revenue is recorded at the applicable net reimbursement rates; therefore, no contractual adjustments are reported.

     Income Taxes

     No provision has been made in the financial statements for Federal income taxes because under current law, no Federal income taxes are paid directly by the Partnership. The Partnership reports certain transactions differently for tax and financial statement purposes (See
     Note 7).

     Allocation of Net Income or Net Loss

     The Partnership's net profits and net losses (other than net profits or net losses from a sale or refinancing of Partnership property) are allocated 96% to the Limited Partners and 4% to the General Partners. Distributions are allocated on the basis described in Note 5.

     Net profits and losses resulting from a sale or refinancing shall be allocated 99% to the Limited Partners and 1% to the General Partners. Net profits resulting from a sale or refinancing shall be allocated in the following order:

     1. First, 1% to the General Partners and 99% to the Limited Partners until the net profits allocated to the Limited Partners from such sale or refinancing equals the excess of the greater of the following items over their capital account immediately prior to such sale or refinancing:

              (a) zero; or

              (b) the Limited  Partners' invested capital immediately prior to such  sale or  refinancing plus  9% per  annum of  the
                  Limited Partners' average invested capital for all fiscal years to the extent not received through prior

                   Consolidated Resources Health Care Fund IV
                                and Subsidiaries
                             (limited partnerships)

                   Summary of Significant Accounting Policies



                  distributions of distributable cash from operations or sale or refinancing proceeds; or

              (c) the  amount of sale or refinancing proceeds distributable to the Limited Partners;

     2. Second, to the General Partners until the net profits allocated to the General Partners from such sale or refinancing equals the excess of the greater of the following items over their capital account immediately prior to such sale or refinancing:

              (a) zero; or

              (b) the amount of sale  or refinancing proceeds distributable to the General Partners from such sale or refinancing;

     3. Third, any remaining net profits shall be allocated 15% to the General Partners and 85% to the Limited Partners.

     Net Income (Loss) Per Limited Partnership Unit

     Net income (loss) per Limited Partnership Unit is computed by dividing net income (loss) allocated to the Limited Partners by the number of Limited Partnership units outstanding.

     Reclassifications

     Certain 1993 amounts have been reclassified to conform to the 1994 presentation.

     Statements of Cash Flows

     For  purposes  of  this  statement,  cash  equivalents  include   bank
     repurchase agreements backed by U.S. Government Securities, U.S. Treasury Obligations and money market funds.

                   Consolidated Resources Health Care Fund IV
                                and Subsidiaries
                             (limited partnerships)

                   Notes to Consolidated Financial Statements



     1.  Transactions With Former Affiliates

     The Partnership paid property management fees based on a percentage of gross property operating revenues to National Heritage, Inc. ("NHI"), a former affiliate of Southmark, for supervising the maintenance and operations of the Partnership's properties. At the beginning of 1991, all seven of the Partnership's nursing homes were managed by NHI. During 1991, one of the facilities was sold and a company that is unaffiliated with WelCare, Southmark or NHI assumed management of another facility. Also, during 1991, the Partnership terminated NHI as manager of three more facilities and effective January 31, 1992, the Partnership terminated NHI as manager of the remaining two facilities. NHI provided accounting services for a varying number of homes through September 30, 1993. For services provided during its management period, fees paid to NHI ranged from 1% to 2% of operating revenues for accounting services and 4% to 5% of operating revenues for management services.

     In December 1991, NHI, through a lawsuit, sought to take possession of certain of the Partnership's properties. In 1993, the Partnership and NHI reached an agreement which settled all lawsuits and claims (See
     Note 10). In connection with this lawsuit, the Partnership retained possession of all of the properties.

     Amounts claimed payable to former affiliates (primarily Southmark and the Corporate General Partner, who formerly was an affiliate of Southmark), which totaled $1,941,359 and $2,174,747, at December 31, 1994 and 1993 respectively, are classified as advances from affiliates and former affiliates on the accompanying balance sheets. In July 1991, Southmark filed suit demanding payment of these alleged advances. In 1991, after WelCare's affiliate acquired the Corporate General Partner, it challenged the validity of these payables through claims filed against the Southmark Bankruptcy Estate. In February 1994, the suits were settled whereby the Partnership was released of all liabilities to Southmark (see Note 9). Accordingly, the Partnership has recorded a gain on debt extinguishment related to this settlement totalling $309,730 which includes payables to Southmark and former affiliates of Southmark of $233,388 plus settlement proceeds paid to the Partnership by Southmark totalling $76,342. The Corporate General Partner still has claims outstanding against the Partnership.

     2. Management Fees and Affiliate Transactions

     An affiliate of the Corporate General Partner was responsible for management of three facilities as of December 31, 1991, and assumed responsibility for two additional facilities effective January 31, 1992. During 1993, the affiliate of the Corporate General Partner received fees ranging from 4% to 5% of gross operating revenues on the facilities that the affiliate managed.

     During 1994, 1993 and 1992, the affiliate of the Corporate General Partner received oversight fees and management fees from the
     Partnership    amounting   to   $317,271,   $351,882   and   $391,606,

                   Consolidated Resources Health Care Fund IV
                                and Subsidiaries
                             (limited partnerships)

                   Notes to Consolidated Financial Statements



     respectively, and was reimbursed for costs incurred in connection with the administration of Partnership activities of $55,928, $59,762 and $74,543, respectively.

     During 1993, an affiliate of the Corporate General Partner advanced funds to a subsidiary of the Partnership to pay off the bond financing secured by Heritage Manor of Hiawatha. These advances were repaid when the facility was sold. Total interest paid on these advances during 1993 was $30,287, which accrued at 7%.

     3. Going Concern

     The Partnership's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 1994, the Partnership has experienced working capital deficiencies, had defaulted on certain debt obligations and had no assurance of any financial support from the General Partners.

     The Partnership's continued existence is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, and to obtain additional financing as may be required. During 1993 and 1992, the Corporate General Partner reversed the decline of operations at the Partnership's facilities, and strengthened working capital. The Partnership reached a settlement with Southmark during the first quarter of 1994 (See Item 3).

     4. Long-Term Debt Obligations
     Long-term debt obligations consisted of:
                                                        1994        1993
     10.25% First Mortgage Revenue Bonds,
     related to The Oaks of Mountain Grove           $2,825,000  $2,880,000

     9.4% note related to Heritage Manor of
     Emporia, collateralized by real estate with
     recourse to other assets of the Partnership;
     payable in monthly installments of principal
     and interest of $16,215, due April 1, 1996       1,174,905   1,237,214

     9.4% note related to Heritage Manor of
     Hoisington, collateralized by real estate
     with recourse to other assets of the
     Partnership; payable in monthly install-
     ments of principal and interest of
     $9,194, due April 1, 1996                          683,500     714,588

                                                      4,683,405   4,831,802
     Less current maturities                          4,683,405   2,006,802

                                                     $    -      $2,825,000

                   Consolidated Resources Health Care Fund IV
                                and Subsidiaries
                             (limited partnerships)

                   Notes to Consolidated Financial Statements



     The 10.25% First Mortgage Revenue Bonds are payable in varying amounts until maturity, November 1, 2013. The Bonds are collateralized by real estate. In connection with the Bonds, debt service funds of $305,608 and $295,398 at December 31, 1994 and 1993, respectively, are included in restricted escrow and other deposits on the accompanying balance sheets. The bond agreement includes covenants and restrictions on the facilities operations and financial activities. Included in these covenants is the requirement to maintain a debt service coverage ratio of at least 120%. At December 31, 1994, the facility had a debt service ratio of (17%) and was therefore technically in default of this obligation. As a result, this obligation was classified as current in the accompanying balance sheet at December 31, 1994. The Partnership was not in default with respect to this obligation at December 31, 1993.

     The Partnership was in default on the long-term debt related to Heritage Manor of Hoisington and Heritage Manor of Emporia at December 31, 1994 and 1993 due to failure to maintain certain minimum debt service escrow balances. As a result, these obligations are classified as current liabilities in the accompanying balance sheets for 1994 and 1993.

     At December 31, 1994, substantially all property held for sale is held as collateral for long-term debt obligations.

     The Partnership paid interest of $430,665, $800,379 and $701,531 in 1994, 1993 and 1992, respectively.

     5. Distributions

     Distributions to the Partners are paid from operations of the Partnership's properties, or from sales or refinancing of properties. Cash from operations is distributed 96% to the Limited Partners and 4% to the General Partners. However, no distributions of cash from operations may be made to the General Partners in any year until the Limited Partners have received distributions for such year equal to 9% of their invested capital.

     Distributions of cash from sales and refinancing are made in the following order:

     (a) first to the Limited Partners in an amount equal to their invested capital; then,

     (b) to the Limited Partners in an amount necessary to provide the Limited Partners with a 9% cumulative, non-compounded return on invested capital to the extent not previously received through distributions of distributable cash from operations; then,

     (c) to the General Partners in an amount up to 3% of the sales price of all properties on a cumulative basis; then,

                   Consolidated Resources Health Care Fund IV
                                and Subsidiaries
                             (limited partnerships)

                   Notes to Consolidated Financial Statements



     (d) the balance 15% to the General Partners and 85% to the Limited Partners.

     Due to improvements in operations obtained after WelCare's affiliate acquired the Corporate General Partner, the Corporate General Partner caused the Partnership to distribute $150,000 to the Limited Partners during 1991. No distributions were made in 1992. During 1993, the Partnership distributed $750,000 of proceeds from facility sales (see
     Note 8). During 1994, the Partnership distributed $1,000,000 of proceeds from the sale of the Rainbow Springs facility (see Note 8). Cumulative distributions paid to the Limited Partners as of December 31, 1994 were $5,446,590. There have been no distributions to the General Partners.

     6. Property Held for Sale and Loss from Write-Down of Properties

     At December 31, 1994, property held for sale consists of the net book value of property and equipment of The Oaks of Mountain Grove, Heritage Manor of Emporia and Heritage Manor of Hoisington. At December 31, 1993, property held for sale consisted of the net book value of property and equipment of Rainbow Springs.

     The carrying value of the Partnership's interest in Rainbow Springs was reduced by $2,133,920 in 1992 and $2,257,654 in 1990 to its estimated fair value, as determined by the Corporate General Partner. Rainbow Springs was sold in 1994 (See Note 8).

     The reduction, by property, was as follows:

                                                        1994        1993

     Heritage Manor of Emporia                       $1,317,825  $1,317,825
     Heritage Manor of Mountain Grove                   470,941     470,941
     Heritage Manor of Hoisington                       447,506     447,506
     Rainbow Springs (1)                                      -   4,391,574


                                                     $2,236,272  $6,627,846

     (1)  Property was sold in 1994

                   Consolidated Resources Health Care Fund IV
                                and Subsidiaries
                             (limited partnerships)

                   Notes to Consolidated Financial Statements



     7. Taxable Income (Loss)

     A reconciliation between the consolidated financial statement net income (loss) and income (loss) for tax purposes follows:

                                           1994        1993        1992

     Financial statement net
           income (loss)                $  (46,079) $ 2,853,435 $(3,049,320)
     Add:
           Jobs tax credit
            salary reduction                     -            -       7,683
           Bad debts per
            financial statements             9,754                  133,547
           Provision for loss on
            write-down of properties
            and assets held
            for sale                             -            -   2,133,920
           Excess of financial state-
           ment over tax amortization         844       11,568            -
           Interest expense per financial
            statements not deductible            -       39,612           -
           Other                                 -      217,757       4,623
           Taxable income excluded
            from financial statement
            income                          13,607        9,776           -
           Penalties                             -            -      51,651

     Deduct:
           Excess of tax over financial
            statement depreciation        (103,458)     (85,529)   (102,641)
           Excess of tax over financial
            statement amortization               -            -     (17,796)
           Excess of financial
            statement over tax gain
            on sale of properties       (4,753,110)  (1,527,653)          -
           Financial statement income
            excluded from taxable
            income                         (16,778)    (118,712)   (173,232)

     Taxable income (loss)             $(4,895,220) $ 1,400,254 $(1,011,565)

                   Consolidated Resources Health Care Fund IV
                                and Subsidiaries
                             (limited partnerships)

                   Notes to Consolidated Financial Statements



     8.    Property Dispositions

     The Partnership sold its interest in Heritage Manor of Hiawatha ("Hiawatha") and Kent's Nursing Care Center ("Kent's") pursuant to a purchase and sale agreement dated as of October 1, 1993.

     These facilities were sold for $3,900,000, of which $3,150,000 was allocated for Kent's and $750,000 for Hiawatha. Each of these facilities was sold for a purchase price that equaled or exceeded the appraised value of the facility. The Partnership received gross proceeds of $3,750,000 and a note from the Purchaser in the amount of $200,000 which was repaid in 1994. The Partnership recognized a total gain of approximately $2,076,000 from the sale, $1,886,000 and $190,000 from Kent's and Hiawatha, respectively.

     On April 1, 1993, River Oaks Care Center ("River Oaks") was sold in a transaction whereby the purchaser acquired the facility and rights to its net operating cash flow for the period from January 1, 1993 through March 31, 1993. A gain of $332,913 was recognized by the Partnership from the sale. The Partnership received cash of $590,000 (net of $10,000 in closing costs). During the three month period ended March 31, 1993, River Oaks earned approximately $602,000 in revenues and incurred the same amount of expenses.

     During the nine month period ended September 30, 1993, Kent's earned approximately $1,737,000 in revenue and incurred approximately $1,668,000 in expenses. During the same period, Hiawatha earned approximately $903,000 in revenue and incurred approximately $1,075,000 in expenses.

     Heritage Manor of Red Boiling Springs was sold effective April 30, 1991, and a loss of $26,521 was recognized. The total sales price was $2,950,000. The Partnership received cash of $1,115,000 and a note receivable from the purchaser for $250,000 (quarterly interest payments are due with interest at the rate of 11% per annum, with principal and any unpaid accrued interest due April 30, 1996).

     In 1989, the joint owner of Rainbow Springs filed for bankruptcy protection. Rainbow Springs was auctioned for sale by the bankruptcy court with jurisdiction over this joint owner on January 31, 1994. The sale was closed on March 21, 1994 at a purchase price of $4,200,000 Under the allocation of proceeds, the Partnership received proceeds of $1,410,283 (net of delinquent real estate taxes totalling $1,213,468) and recognized, a gain on sale of $607,169.

     9.    Southmark Litigation

     In November 1990, the Partnership filed claims against Southmark in the United States Bankruptcy Court for the Northern District of Texas. In August of 1991, the Partnership was served notice that on July 12, 1991, Southmark filed suit against the Partnership, the Corporate General Partner, partnerships controlled by affiliates of the Corporate General Partner and partnerships and corporations which are

                   Consolidated Resources Health Care Fund IV
                                and Subsidiaries
                             (limited partnerships)

                   Notes to Consolidated Financial Statements



     unaffiliated with the Partnership or the Corporate General Partner. The suit was also filed in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. On October 15, 1991, the Partnership filed its response, including counterclaims against Southmark, for alleged fraud and misrepresentation and asserting that in fact Southmark owed amounts to the Partnership as represented by Proof of Claims filed against Southmark's bankruptcy estate.

     The Partnership and Southmark reached a settlement agreement effectively filed with the Bankruptcy Court in January 1994, regarding the claims filed by the Partnership against Southmark and Southmark's suit against the Partnership. Under this settlement agreement, Southmark releases all claims against the Partnership and recognized the Partnership's claims. In settlement of the Partnership's claims, Southmark paid $76,345 to the Partnership in 1994.


     10. NHI Settlement

     The Partnership had filed a lawsuit against NHI seeking to void all promissory notes from the Partnership to NHI. NHI had also brought suit against the Partnership seeking payment of the notes and mortgage foreclosure.

     In October 1993, the Partnership reached a settlement of all matters between the Partnership and NHI. NHI agreed to accept $425,000 as full settlement of all matters outstanding, including workers' compensation liabilities of $415,246, secured notes of $750,000, accrued interest of $445,271 and other liabilities of $148,285. In connection with this settlement, NHI discontinued the performance of accounting services for Heritage Manor of Hoisington (See Note 1).

     11. Workers' Compensation

     The Partnership's facilities participated in a self-insured program for workers' compensation liability insurance through July 1989, covering all facilities managed by NHI. The Partnership had satisfied this obligation as part of the settlement with NHI (See Note 10) as of December 31, 1993.

     12. Cost Reimbursements

     Accounts receivable and operating revenue include amounts estimated by management to be reimbursable by Medicaid under the provisions of cost reimbursement formulas in effect. Final determination of amounts earned is subject to audit by the intermediaries. In the opinion of management, adequate provision has been made for any adjustments that may result from such audits. Differences between estimated provisions and final settlement are reflected as charges or credits to operating revenue in the year finalized. Medicaid accounted for approximately 51%, 55% and 56% of operating revenue during 1994, 1993 and 1992, respectively.

                   Consolidated Resources Health Care Fund IV
                                and Subsidiaries
                             (limited partnerships)

                   Notes to Consolidated Financial Statements



     Significant changes have and will continue to be made in government reimbursement programs, and such changes could have a material impact on future reimbursement formulas.

     Accounts receivable are recorded at net realizable value and relate principally to amounts due from various state Medicaid programs. Receivables from these programs were approximately as follows:

                                                          1994       1993

     Missouri                                           $132,000   $127,000
     Kansas                                              122,000    117,000
     Texas                                                     -    245,000

     Amounts due from Medicaid programs are usually paid on an interim and final basis, depending on the state, generally within 30 to 60 days from date of billing. Medicaid receivables for Kent's Nursing Center and River Oaks Care Center, are awaiting a final settlement audit by the State. As of December 31, 1994, the Partnership no longer owned any facilities in Texas.

     13.  Subsequent Event

     During February 1995, the Partnership ceased fundings to a bond sinking fund for the bond secured by the Oaks of Mountain Grove. The Partnership is in negotiation with the lender and is currently seeking a buyer for the facility that would purchase the property and assume the outstanding debt balance on the facility.

     14.  Cash and Cash Equivalents

     At  December 31,  1994,  the Partnership  had  cash invested  in  U.S.
     Treasury Obligations totalling $400,000 and cash invested in bank repurchase agreements totalling $405,959.

                                    SCHEDULES                            25

                   Consolidated Resources Health Care Fund IV
                                and Subsidiaries
                             (limited partnerships)



                       Schedule V - Property and Equipment
                  Years Ended December 31, 1994, 1993 and 1992


               Balance at                                            Balance
                beginning   Additions                     Other      at end
 Classification  of year     at cost   Retirements(1) changes(2)(3)  of year
 1994
 Land          $   174,333   $      -   $        -    $  (174,333)$        -
 Buildings and
   improvements  5,610,177     41,933            -     (5,652,110)         -
 Equipment and
   furnishings     501,674     32,330            -       (534,004)         -
               $ 6,286,184   $ 74,263   $        -    $(6,360,447)$        -

 1993
 Land          $   432,767   $      -   $  258,434    $         - $  174,333
 Buildings and
   improvements  8,049,242      8,102    2,447,167              -  5,610,177
 Equipment and
   furnishings     747,369     75,597      321,292              -    501,674


               $ 9,229,378   $ 83,699   $3,026,893    $         - $6,286,184

 1992
 Land          $   517,359   $      -   $        -    $   (84,592)$  432,767
 Buildings and
   improvements 10,085,075     22,431            -     (2,058,264) 8,049,242
 Equipment and
   furnishings     946,386     82,993            -       (282,010)   747,369

               $11,548,820   $105,424   $        -    $(2,424,866)$9,229,378



 (1)       Three facilities were sold in 1993.
 (2)       One facility was transferred to property held for sale in 1992.
 (3) Three facilities were transferred to property held for sale in 1994.

                   Consolidated Resources Health Care Fund IV
                                and Subsidiaries
                             (limited partnerships)



                  Schedule VI - Accumulated Depreciation of Property
                                     and Equipment
                     Years Ended December 31, 1994, 1993 and 1992

               Balance at                                            Balance
                beginning   Additions                     Other      at end
 Classification  of year     at cost  Retirements(1)  changes(2)(3)  of year

 1994
 Buildings and
   improvements $2,234,896  $ 270,915   $        -    $(2,505,811)$        -
 Equipment and
   furnishings     544,874     41,720            -       (586,594)         -

                $2,779,770  $ 312,635   $        -    $(3,092,405)$        -

 1993
 Buildings and
   improvements $2,996,814  $ 436,548   $1,198,466    $         - $2,234,896
 Equipment and
   furnishings     789,867    114,479      359,472              -    544,874

                $3,786,681  $ 551,027   $1,557,938    $         - $2,779,770

 1992
 Buildings and
   improvements $3,115,861  $ 531,338   $        -    $  (650,385)$2,996,814
 Equipment and
   furnishings     843,089    169,581            -       (222,803)   789,867

                $3,958,950  $ 700,919   $        -    $  (873,188)$3,786,681

 (1)       Three facilities were sold in 1993.
 (2)       One facility was transferred to property held for sale in 1992.
 (3) Three facilities were transferred to property held for sale in 1994.

                   Consolidated Resources Health Care Fund IV
                                and Subsidiaries
                             (limited partnerships)



                   Schedule VIII - Valuation and Qualifying Accounts
                     Years Ended December 31, 1994, 1993 and 1992






                                     Additions
                        Balance at   charged to                Balance
                         beginning   costs and                  at end
 Description              of year     expenses   Deductions(1) of year

 1994
 Allowance for
    doubtful accounts     $ 80,864    $  9,754     $(17,640)   $ 72,978

 1993
 Allowance for
    doubtful accounts     $166,742    $      -     $(85,878)   $ 80,864

 1992
 Allowance for
    doubtful accounts     $ 32,995    $149,487     $(15,740)   $166,742


 (1)   Represents direct write-offs of receivables.

                   Consolidated Resources Health Care Fund IV
                                and Subsidiaries
                             (limited partnerships)



                Schedule X - Supplementary Income Statement Information
                     Years Ended December 31, 1994, 1993 and 1992







                                                             Charged
                                                           to operating
                                                             expenses

 1994
 Repairs and Maintenance                                    $ 59,333


 1993
 Repairs and Maintenance                                    $116,325


 1992
 Repairs and maintenance                                    $190,175

                                  SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                CONSOLIDATED RESOURCES HEALTH CARE FUND IV

                               By: WELCARE CONSOLIDATED RESOURCES
                                   CORPORATION OF AMERICA
                                   Corporate General Partner




 Date: April 20, 1995          /s/ J. Stephen Eaton
                               J. Stephen Eaton,
                               President



 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated:




 Date: April 20, 1995          /s/ J. Stephen Eaton
                               J. Stephen Eaton,
                               Sole Director and
                               Principal Executive Officer of the
                               Corporate General Partner




 Date: April 20, 1995          /s/ Alan C. Dahl
                               Alan C. Dahl,
                               Principal Financial Officer of the
                               Corporate General Partner