Form 10-Q
CONSOLIDATED RESOURCES HEALTH CARE FUND IV
filed 1995-05-23
CIK 752895

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q


  (Mark one)

  (X)  QUARTERLY  REPORT   PURSUANT  TO   SECTION   13   OR  15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended   March 31, 1995
                                         OR
  ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

       For the transition period from             to
                         Commission file number   0-14435



                  CONSOLIDATED RESOURCES HEALTH CARE FUND IV
           (Exact name of registrant as specified in its charter)


                         Georgia                 58-1582370
            (State or other jurisdiction       (I.R.S. Employer
            of incorporation or organization)  (identification No.)



          7000 Central Parkway, Suite 970, Atlanta, Georgia 30328
          (Address of principal executive offices)       (Zip Code)



  Registrant's telephone number, including area code   404-698-9040



  Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
  Yes    x      No



                               THERE ARE NO EXHIBITS.
                                PAGE ONE OF 13 PAGES.





    PART I. - FINANCIAL INFORMATION
    CONSOLIDATED RESOURCES HEALTH CARE FUND IV
    CONSOLIDATED BALANCE SHEETS



                                                 March 31,     December 31,
                                                 1995          1994
                                                  (Unaudited)
    ASSETS
    Current assets:
      Cash and cash equivalents                  $    635,849  $    820,321
      Accounts receivable, net of allowance
        for doubtful accounts of $72,978              416,847       367,145
      Prepaid expenses                                 37,952        37,952
    Property held for sale                          3,221,293     3,268,042
        Total current assets                        4,311,941     4,493,460

      Restricted escrows and other deposits           364,852       329,589
      Note receivable                                 250,000       250,000
      Deferred loan costs, net of accumulated
        amortization of $90,049 and $78,480           117,807       120,699
        Total other assets                            732,659       700,288
                                                 $  5,044,600  $  5,193,748
    LIABILITIES AND PARTNERS' DEFICIT
    Current liabilities:
      Current maturities of long-term obligations
       including debt in default                 $  4,660,201  $  4,683,405
      Trade accounts payable                          123,141       112,059
      Accrued compensation                            137,305       144,832
      Insurance payable                                39,256        38,129
      Accrued interest                                470,962       397,326
      Accrued real estate taxes                        29,550        18,833
        Total current liabilities                   5,460,414     5,394,584

    Advances from affiliates                        1,941,358     1,941,359
        Total liabilities                           7,401,772     7,335,943

    Partners' deficit:
      Limited partners                             (1,609,862)   (1,403,484)
      General partners                               (747,310)     (738,711)
        Total partners' deficit                    (2,357,172)   (2,142,195)
                                                 $  5,044,600  $  5,193,748























    See accompanying notes to consolidated financial statements           2





    CONSOLIDATED RESOURCES HEALTH CARE FUND IV
    CONSOLIDATED STATEMENTS OF OPERATIONS
       (Unaudited)


                                        Three months ended March 31,
                                            1995         1994

    Revenues:
      Operating revenue                 $1,346,491       $1,243,465
       Interest income                      11,633           15,338
        Total revenues                   1,358,124        1,258,803

    Expenses:
      Operating expenses                 1,350,963        1,252,075
      Interest                             118,526          111,973
      Depreciation and amortization         83,729           90,297
      Partnership administration costs      19,883           56,275
        Total expenses                   1,573,101        1,510,620

        Operating loss                    (214,977)        (251,817)
        Litigation settlement income
        (Note 6)                                 -           76,345
        Gain on sale of property (Note 5)        -          607,169

    Net income(loss)                    $ (214,977)      $  431,697

    Net income(loss) per L.P. unit      $    (8.18)      $    16.46

    L.P. units outstanding                  26,283           26,283





































    See accompanying notes to consolidated financial state        3





    CONSOLIDATED RESOURCES HEALTH CARE FUND IV
    CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
     (Unaudited)

                                                              Total
                                                              Partners'
                                      General    Limited      Deficit

    Balance, at December 31, 1993   $  (712,690) $  (383,426) $(1,096,116)

    Net income(loss)                       (851)     432,548      431,697

    Balance, at March 31, 1994      $  (713,541) $    49,122  $  (664,419)


    Balance, at December 31,1994    $  (738,711) $(1,403,484) $(2,142,195)

    Net loss                             (8,599)    (206,378)    (214,977)

    Balance, at March 31, 1995      $  (747,310) $(1,609,862) $(2,357,172)














































    See accompanying notes to consolidated financial statements         4







    CONSOLIDATED RESOURCES HEALTH CARE FUND IV
    CONSOLIDATED STATEMENTS OF CASH FLOWS
    (Unaudited)


                                               Three months ended March 31,
                                                   1995         1994

    Operating Activities:
      Cash received from residents and
      government agencies                          $ 1,296,789  $ 1,283,620
      Cash paid to suppliers and employees          (1,355,447)  (1,180,942)
      Cash paid into restricted escrows                (35,263)     (57,328)
      Interest received                                 11,633       15,338
      Interest paid                                    (44,890)     (27,878)
      Property taxes paid                                    -      (24,281)
    Cash provided by (used in) operating activities   (127,178)       8,529

    Investing Activities:
      Addition to property and equipment held
      for sale                                         (34,090)     (33,373)
      Net proceeds from sale of property (Note 5)            -    1,410,283
    Cash provided by (used in) investing activites     (34,090)   1,376,910

    Financing Activities:
      Principal payments on long-term obligations      (23,204)     (14,143)
    Cash used in financing activities                  (23,204)     (14,143)

    Net increase (decrease) in cash and cash equival  (184,472)   1,371,296

    Cash and cash equivalents, beginning of period     820,321      917,478

    Cash and cash equivalents, end of period       $   635,849  $ 2,288,774

































    See accompanying notes to consolidated financial statements.          5



    CONSOLIDATED RESOURCES HEALTH CARE FUND IV
    CONSOLIDATED STATEMENTS OF CASH FLOWS
    (Unaudited)


                                               Three months ended March 31,
                                                   1995         1994

    Reconciliation of Net Income (Loss) to Cash
      Provided by (Used in) Operating Activities:

    Net income(loss)                               $  (214,977) $   431,697
    Adjustments to reconcile net income (loss)
      to cash provided by (used in) operat
      activities:
          Depreciation and amortization                 83,729       90,297
          Gain on sale of property                           -     (607,169)
    Changes in assets and liabilities:
          Accounts receivable                          (49,702)     (36,190)
          Other assets                                       -       25,931
          Trade accounts payable and accrued liabilities
          accrued liabilities                           89,034      161,291
           Restricted Escrow and other deposits        (35,263)     (57,328)

    Cash provided by (used in) operating
      activities                                   $  (127,178) $     8,529







































    See accompanying notes to consolidated financial statements.          6
















                      CONSOLIDATED RESOURCES HEALTH CARE FUND IV

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    March 31, 1995

          NOTE 1.

          The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three months ended March 31, 1995, are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

          NOTE 2.

          The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to WelCare Service Corporation-IV (the "Managing General Partner"), at 7000 Central Parkway, Suite 970, Atlanta, Georgia, 30328.

          NOTE 3.

          A summary of compensation paid to or accrued for the benefit of the Partnership's general partners and their affiliates and amounts reimbursed for costs incurred by these parties on the behalf of the Partnership are as follows:
                                                         Three Months Ended
                                                             March 31,
                                                        1995          1994


          Charged to costs and expenses:
            Property management and oversight
              management fees . . . . . . . . . .      $80,417     $75,542
            Financial accounting, data processing,
              tax reporting, legal and compliance,
              investor relations and supervision
              of outside services. . . . . . . .       $19,883     $15,835


          NOTE 4.

          The Partnership's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 1995, the Partnership has experienced working capital deficiencies, had defaulted on certain debt obligations and had no assurance of any financial support from the General Partners.

          The Partnership's continued existence is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, and to obtain additional financing as may be required.


          NOTE 5:

          On January 31, 1994, Rainbow Springs ("Rainbow") was auctioned for sale by the Bankruptcy Court presiding over the bankruptcy proceedings of the joint owner of the Rainbow property. On February 1, 1994, the Bankruptcy Court approved the auction sale of Rainbow to a third-party purchaser for $4,200,000 in cash. On March 21, 1994, after payment of closing expenses and outstanding property taxes of $1,213,408, the Partnership received 62%, or $1,410,283 of the net proceeds from the sale, resulting in a gain to the Partnership of $607,169. In the Consolidated Statement of Cash Flows, proceeds from the sale are shown net of the payment of property taxes and other closing costs. Accordingly, the payment of these property taxes is not shown within Operating Activities in the statement.

          NOTE 6:

          The Partnership and Southmark Corporation ("Southmark") reached a settlement which was effectively filed with the Bankruptcy Court in January 1994 regarding the claims filed by the Partnership against Southmark and Southmark's suit against the Partnership. Under this settlement, Southmark released all claims against the Partnership and recognized the Partnership's claims. In settlement of the Partnership's claims Southmark paid the Partnership $76,345 during 1994.

          NOTE 7:

          The Partnership was in technical default on its long-term debt obligations secured by Heritage Manor of Hoisington ("Hoisington") and Heritage Manor of Emporia ("Emporia") as of March 31, 1995, and December 31, 1994, due to inadequate reserve requirements. Accordingly, these obligations were included in Current maturities of long-term obligations in the accompanying balance sheets.

          During February 1995, the partnership ceased fundings of a bond sinking fund used to service debt secured by The Oaks of Mountain Grove. Currently, the Partnership is in negotiations with the lender and is seeking a buyer for the facility to purchase the property and assume the debt balance on the facility. Accordingly, the facility's debt was included in Current maturities of long-term obligations in the accompanying balance sheets.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          WelCare Acquisition Corp., an affiliate of WelCare International, Inc. ("WelCare"), acquired the stock of the Partnership's corporate general partner from Southmark on November 20, 1990.

          Following the first full year of WelCare's affiliate's management of the affairs of the Partnership, the Limited Partners overwhelmingly elected WelCare Service Corporation-IV, a wholly owned subsidiary of WelCare Acquisition Corp., as Managing General Partner of the Partnership. On January 7, 1992, WelCare Service Corporation-IV was admitted as Managing General Partner.

          Plan of Operations

          A majority in interest of the Partnership's Limited Partners approved a proposal, on October 18, 1994, which provides for the sale of all of the Partnership's remaining assets and the eventual dissolution of the Partnership, as outlined in a proxy statement dated September 28, 1994. Under the approved proposal, the Limited Partners consented for the Managing General Partner to attempt to sell or otherwise dispose of its remaining properties prior to October 18, 1997. Upon the disposition of all of its assets, the approved proposal requires that the Managing General Partner dissolve the Partnership.

          As discussed in Item 1, Note 7, the Partnership had one mortgage debt obligations in default, and had two mortgages that were in technical default as of March 31, 1995. The Partnership will continue to operate the facilities and plans to (A) sell the remaining facilities to prospective purchasers or (B) negotiate settlements with its lenders. Accordingly, at March 31, 1995, and December 31, 1994, the Partnership has classified the facilities as Property held for sale in the accompanying balance sheets.

          Results of Operations

          Revenues:

          Operating revenue increased by $103,026 for the quarter ended March 31, 1995, compared to the first quarter of the prior year. This increase was due primarily to increased reimbursement rates at the Partnership's remaining facilities. As discussed in Item 1, Note 5, Rainbow was sold during the first quarter of 1994. Operating revenue from Rainbow were not significant during the first quarter of 1994, as the golf course had not been opened for the season.

          Expenses:

          Operating expenses increased by $98,888 for the quarter ended March 31, 1995, as compared to the same period in the prior year. As discussed above, Rainbow was sold during the first quarter of 1994. Operating expenses for Rainbow during the first quarter of 1994 were $51,894. The increase in operating expenses at the Partnership's nursing facilities was due primarily to general inflationary increases in health care costs, and an increase in therapy services being provided.

          Liquidity and Capital Resources

          At March 31, 1995, the Partnership held cash and cash equivalents of $635,849 a decrease of $184,472 from the amount held at December 31, 1994. The cash balance is being held in reserve for working capital, capital improvements and operating contingencies.

          In 1989, the joint owner of Rainbow Springs filed for bankruptcy protection. Rainbow Springs was auctioned for sale by the bankruptcy court with jurisdiction over this joint owner on January 31, 1994. The sale was closed on March 21, 1994 at a purchase price of $4,200,000. Accrued taxes of the Partnership of approximately $1,200,000 were satisfied in the sale. In addition, the sale provided cash to the Partnership of approximately $1,400,000. The Partnership received 62% of the net proceeds.

          During 1994, the Partnership distributed $1,000,000 from the proceeds of the sale of Rainbow Springs to the Limited Partners. During 1993, the Partnership distributed $750,000 to the Limited Partners from the proceeds from sale of Kent's, River Oaks and Hiawatha. In addition to the distributions noted above, the Partnership distributed $150,000 to the Limited Partners in 1991. This was the first distribution since distributions were suspended in 1987. No distributions were made in 1992.

          In 1990 the Corporate General Partner filed claims against Southmark in the Bankruptcy Court on behalf of the Partnership. A significant portion of these claims were filed under WelCare's affiliate's direction within ten days of its acquisition of the Corporate General Partner on November 20, 1990. The Managing General Partner reached a settlement of these claims and other matters between the Partnership and Southmark during 1994. Under this settlement, Southmark waived all claims against the Partnership and the Partnership received $76,345 in cash from Southmark.

          As of March 31, 1995, the Partnership was not obligated to perform any major capital additions or renovations. No such capital expenditures or renovations are planned for the next twelve months, other than necessary minor repairs, maintenance and capital expenditures which are expected to be funded by operations.

          Significant changes have and will continue to be made in government reimbursement programs, and such changes could have a material impact on future reimbursement formulas. Based on information currently available, Management does not believe that proposed legislation will have an adverse effect on the Partnership's operations. However, as health care reform is ongoing, the long-term effects of such changes cannot be accurately predicted at the present time.

          The Managing General Partner anticipates that during the remainder of 1995, the Partnership will be able to meet its operating obligations related to its nursing facilities. The Partnership's continued existence has in the past been placed at risk due to the litigation with NHI and due to tax liabilities owed at Rainbow Springs. The Managing General Partner's successful resolution of the litigation with NHI and the sale of Rainbow Springs has satisfied these contingencies and allowed the Partnership to make cash distributions to the Limited Partners in 1994 and 1993. However, the Partnership was in technical default on the long-term debt obligations secured by Heritage Manor of Hoisington ("Hoisington") and Heritage Manor of Emporia ("Emporia") as of March 31, 1995, and 1994, due to inadequate reserve requirements. The Partnership has made timely payments on all of its debt service obligations with respect to Hoisington and Emporia and anticipates remaining current on these obligations during 1995. The Partnerships' mortgage debt remains classified as a current liability due to a technical default under the terms of the loan documents. While the Partnership remains at risk due to this technical default, the lender has not made any indication that it will seek any payments other than scheduled debt service.

          In addition, as of December 31, 1994, the Partnership was in default on the long-term debt of The Oaks of Mountain Grove due to violation of certain loan covenants and restrictions. During February 1995, the Oaks of Mountain Grove ceased fundings to a bond sinking fund used to make semi-annual interest payments on and annual redemptions of long-term bonds payable secured by the facility. The Partnership is in negotiations with the lender and is currently seeking a buyer for the facility to purchase the property and assume the outstanding debt balance on the facility. However, as long as these default situations exist, the
          Partnership remains at risk relative to these loans. The Partnership has no existing lines of credit to draw upon should present resources or cash flow from operations be inadequate.

          PART II - OTHER INFORMATION
          Item 6.     Exhibits and Reports on Form 8-K

          (a)      Exhibits

                      None

          (b)      Reports on Form 8-K

                      None

                                      SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      CONSOLIDATED RESOURCES HEALTH CARE FUND IV

                        By:    WELCARE CONSOLIDATED RESOURCES
                               CORPORATION OF AMERICA
                               Corporate General Partner



          Date: May 22, 1995      By:    /s/ J. Stephen Eaton
                                         J. Stephen Eaton,
                                         Sole Director and
                                         Principal Executive Officer of the
                                         Corporate General Partner




          Date: May 22, 1995      By:    /s/ Alan C. Dahl
                                         Principal Financial Officer of the
                                         Corporate General Partner