Form 10-Q/A
period 1995-03-31
CONSOLIDATED RESOURCES HEALTH CARE FUND IV
filed 1995-06-23
CIK 752895

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q/A


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



                               THERE ARE NO EXHIBITS.
                                PAGE ONE OF 10 PAGES.





PART I. - FINANCIAL INFORMATION
CONSOLIDATED RESOURCES HEALTH CARE FUND IV
CONSOLIDATED BALANCE SHEETS



                                             March 31,     December 31,
                                             1995          1994
                                              (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                  $    635,849  $    820,321
  Accounts receivable, net of allowance
    for doubtful accounts of $72,978              416,847       367,145
  Prepaid expenses                                 37,952        37,952
Property held for sale                          3,221,293     3,268,042
    Total current assets                        4,311,941     4,493,460

  Restricted escrows and other deposits           364,852       329,589
  Note receivable                                 250,000       250,000
  Deferred loan costs, net of accumulated
    amortization of $90,049 and $78,480           117,807       120,699
    Total other assets                            732,659       700,288
                                             $  5,044,600  $  5,193,748
LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
  Current maturities of long-term obligations
   including debt in default                 $  4,660,201  $  4,683,405
  Trade accounts payable                          123,141       112,059
  Accrued compensation                            137,305       144,832
  Insurance payable                                39,256        38,129
  Accrued interest                                470,962       397,326
  Accrued real estate taxes                        29,550        18,833
    Total current liabilities                   5,460,414     5,394,584

Advances from former affiliates (Note 6)                -     1,941,359
    Total liabilities                           5,460,414     7,335,943

Partners' deficit:
  Limited partners                                253,842    (1,403,484)
  General partners                               (669,656)     (738,711)
    Total partners' deficit                      (415,814)   (2,142,195)
                                             $  5,044,600  $  5,193,748























See accompanying notes to consolidated financial statements           2





CONSOLIDATED RESOURCES HEALTH CARE FUND IV
CONSOLIDATED STATEMENTS OF OPERATIONS
   (Unaudited)


                                 Three months ended March 31,
                                        1995         1994

Revenues:
  Operating revenue                 $1,346,491       $1,243,465
   Interest income                      11,633           15,338
    Total revenues                   1,358,124        1,258,803

Expenses:
  Operating expenses                 1,350,963        1,252,075
  Interest                             118,526          111,973
  Depreciation and amortization         83,729           90,297
  Partnership administration costs      19,883           56,275
    Total expenses                   1,573,101        1,510,620

    Operating loss                    (214,977)        (251,817)
    Litigation settlement
       income (Note 6)                       -           76,345
    Gain on sale of property (Note 5)        -          607,169

Income(loss) before
     extraordinary gain               (214,977)         431,697

    Extraordinary gain on settlement
      of advances (Note 6)           1,941,358                -

Net Income                          $1,726,381       $  431,697

Net income(loss) per L.P. unit

  Income (loss) before
     extraordinary gain             $    (7.85)      $    16.46

  Extraordinary gain on settlement
      of advances                        70.91                -

Net income per L.P. unit            $    63.06       $    16.46

L.P. units outstanding                  26,283           26,283

























See accompanying notes to consolidated financial statements    3







CONSOLIDATED RESOURCES HEALTH CARE FUND IV
CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
 (Unaudited)

                                                            Total
                                                            Partners'
                                  General     Limited       Deficit

Balance, at December 31, 1993   $   (712,690) $   (383,426) $ (1,096,116)

Net income(loss)                        (851)      432,548       431,697

Balance, at March 31, 1994      $   (713,541) $     49,122  $   (664,419)


Balance, at December 31,1994    $   (738,711) $ (1,403,484) $ (2,142,195)

Net income                            69,055     1,657,326     1,726,381

Balance, at March 31, 1995      $   (669,656) $    253,842  $   (415,814)














































See accompanying notes to consolidated financial statements.           4







CONSOLIDATED RESOURCES HEALTH CARE FUND IV
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                      Three months ended March 31,
                                               1995         1994

Operating Activities:
  Cash received from residents and
     government agencies                       $ 1,296,789  $ 1,283,620
  Cash paid to suppliers and employees          (1,355,447)  (1,180,942)
  Cash paid into restricted escrows                (35,263)     (57,328)
  Interest received                                 11,633       15,338
  Interest paid                                    (44,890)     (27,878)
  Property taxes paid                                    -      (24,281)
Cash provided by (used in) operating activities   (127,178)       8,529

Investing Activities:
  Addition to property and equipment
     held for sale                                 (34,090)     (33,373)
  Net proceeds from sale of property (Note 5)            -    1,410,283
Cash provided by (used in) investing activites     (34,090)   1,376,910

Financing Activities:
  Principal payments on long-term obligations      (23,204)     (14,143)
Cash used in financing activities                  (23,204)     (14,143)

Net increase (decrease) in cash
     and cash equivalents                         (184,472)   1,371,296

Cash and cash equivalents, beginning of period     820,321      917,478

Cash and cash equivalents, end of period       $   635,849  $ 2,288,774

































See accompanying notes to consolidated financial statements.          5



CONSOLIDATED RESOURCES HEALTH CARE FUND IV
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                      Three months ended March 31,
                                               1995         1994

Reconciliation of Net Income to Cash Provided by (Used in) Operating Activities:

Net income                                     $ 1,726,381  $   431,697
Adjustments to reconcile net income to
  cash provided by (used in) operating activities:
      Depreciation and amortization                 83,729       90,297
      Gain on settlement of advances            (1,941,358)
      Gain on sale of property                           -     (607,169)
Changes in assets and liabilities:
      Accounts receivable                          (49,702)     (36,190)
      Other assets                                       -       25,931
      Trade accounts payable and                    89,034      161,291
        accrued liabilities
       Restricted Escrow and other deposits        (35,263)     (57,328)

Cash provided by (used in) operating activities$  (127,178) $     8,529








































See accompanying notes to consolidated financial statements.          6

















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

          NOTE 6:

          In November 1990, the Parnership filed claims against Southmark Corporation ("Southmark"), in the Bankruptcy Court. In response to the partnership's filing, Southmark filed suit against the Parnership in August of 1991. The Parntership and Southmark reached a settlement of this litigation and the partnership received a nonappealable court order approving the settlement in April 1994. Under this settlement, Southmark paid the Partnership $76,345, which was included in litigation settlement income in the accompanying statements of operations.

          During the first quarter of 1995, the Partnership recognized a gain on the settlement of advances as all litigation issues have been resolved with Southmark. Prior to the settlement,
          Southmark and  the Corporate  General Partner  of  the  Partnership
          each asserted  their position  with   respect  to  operating
          advances made  to  the Partnership prior to 1990.

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

                      CONSOLIDATED RESOURCES HEALTH CARE FUND IV

                        By:    WELCARE CONSOLIDATED RESOURCES
                               CORPORATION OF AMERICA
                               Corporate General Partner



          Date: June 22, 1995      By:    /s/ J. Stephen Eaton
                                          J. Stephen Eaton,
                                          Sole Director and
                                          Principal  Executive  Officer  of
          the
                                          Corporate General Partner



          Date: June 22, 1995     By:    /s/ Alan C. Dahl
                                         Alan C. Dahl,
                                         Principal Financial Officer of the
                                         Corporate General Partner