Form 10-Q
period 1995-06-30
CONSOLIDATED RESOURCES HEALTH CARE FUND IV
filed 1995-08-14
CIK 752895

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q


  (Mark one)

(X)  QUARTERLY  REPORT   PURSUANT  TO   SECTION   13   OR  15   (d)  OF   THE
                           SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended   June 30, 1995
                                         OR
( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from             to
                         Commission file number   0-14435



                  CONSOLIDATED RESOURCES HEALTH CARE FUND IV
           (Exact name of registrant as specified in its charter)


                         Georgia                 58-1582370
            (State or other jurisdiction       (I.R.S. Employer
            of incorporation or organization)  (identification No.)



          7000 Central Parkway, Suite 970, Atlanta, Georgia 30328
          (Address of principal executive offices)       (Zip Code)



  Registrant's telephone number, including area code   770-698-9040



  Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
  Yes    x      No



                               THERE ARE NO EXHIBITS.
                                PAGE ONE OF 13 PAGES.




PART I. - FINANCIAL INFORMATION
CONSOLIDATED RESOURCES HEALTH CARE FUND IV
CONSOLIDATED BALANCE SHEETS



                                             June 30,      December 31,
                                             1995          1994
                                              (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                  $    360,229  $    820,321
  Accounts receivable, net of allowance
    for doubtful accounts of $72,978              632,203       367,145
  Prepaid expenses                                 37,951        37,952
  Property held for sale                        3,154,007     3,268,042
    Total current assets                        4,184,390     4,493,460

  Restricted escrows and other deposits           233,994       329,589
  Note receivable                                 250,000       250,000
  Deferred loan costs, net of accumulated
    amortization of $95,833 and $78,480           114,914       120,699
    Total other assets                            598,908       700,288
                                             $  4,783,298  $  5,193,748
LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
  Current maturities of long-term
   obligations including debt in default     $  4,637,078  $  4,683,405
  Trade accounts payable                          162,696       112,059
  Accrued compensation                            131,350       144,832
  Insurance payable                                45,486        38,129
  Accrued interest                                397,504       397,326
  Accrued real estate taxes                        38,317        18,833
    Total current liabilities                   5,412,431     5,394,584

Advances from affiliates (Note 6)                       -     1,941,359
    Total liabilities                           5,412,431     7,335,943

Partners' equity (deficit):
  Limited partners                                 49,056    (1,403,484)
  General partners                               (678,189)     (738,711)
    Total partners' deficit                      (629,133)   (2,142,195)
                                             $  4,783,298  $  5,193,748













See accompanying notes to consolidated financial statements           2






CONSOLIDATED RESOURCES HEALTH CARE FUND IV
CONSOLIDATED STATEMENTS OF OPERATIONS
     (Unaudited)


                              Three months ended      Six months ended
                              June 30,                June 30,
                                  1995    1994            1995    1994

Revenues:
  Operating revenues          $1,413,201  $1,214,444  $2,759,692  $2,457,909
  Interest income                 22,938      17,568      34,571      32,906
    Total revenues             1,436,139   1,232,012   2,794,263   2,490,815

Expenses:
  Operating expenses           1,436,306   1,254,246   2,787,269   2,494,968
  Interest                       117,662     111,758     236,188     223,730
  Depreciation and amortization 85,595 77,027 169,324 167,323 Partnership administration
     costs                         9,895      17,051      29,778      32,886
    Total expenses             1,649,458   1,460,082   3,222,559   2,918,907

    Operating loss              (213,319)   (228,070)   (428,296)   (428,092)
     Litigation settlement
       income (Note 6)                 -           -           -      76,345
     Gain on sale of
       property (Note 5)               -           -           -     607,169
Income(loss) before
    extraordinary gain          (213,319)   (228,070)   (428,296)    255,422

    Extraordinary gain on
     settlement of advances            -           -   1,941,358           -
     (Note 6)

Net income (loss)             $ (213,319) $ (228,070) $1,513,062  $  255,422

Net income(loss) per L.P. unit

    Income (loss) before      $    (7.79) $    (8.33) $   (15.64) $    10.02
     extraordinary gain

    Extraordinary gain on
      settlement of advances           -           -       70.91           -

Net income per L.P. unit      $    (7.79) $    (8.33) $    55.27  $    10.02

L.P. units outstanding            26,283      26,283      26,283      26,283








See accompanying notes to consolidated financial statements.               3





CONSOLIDATED RESOURCES HEALTH CARE FUND IV
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                Six months ended June 30,
                                               1995         1994

Operating Activities:
  Cash received from residents
     and government agencies                   $ 2,494,634  $ 2,535,921
  Cash paid to suppliers and employees          (2,655,901)  (2,770,902)
  Interest received                                 34,571       32,906
  Interest paid                                   (236,010)     (32,784)
  Property taxes paid                               (1,554)     (24,281)
Cash used in operating activities                 (364,260)    (259,140)

Investing Activities:
  Additions to property and equipment
     held for sale                                 (49,505)     (46,289)
  Net proceeds from sale of property (Note 5)            -    1,410,283
Cash provided by (used in) investing activites     (49,505)   1,363,994

Financing Activities:
  Principal payments on long-term obligations      (46,327)     (46,139)
  Distribution to limited partners                       -   (1,000,000)
Cash used in financing activities                  (46,327)  (1,046,139)

Net increase (decrease) in cash
     and cash equivalents                         (460,092)      58,715

Cash and cash equivalents, beginning of period     820,321      917,478

Cash and cash equivalents, end of period       $   360,229  $ 1,106,038






See accompanying notes to consolidated financial statements.          5



CONSOLIDATED RESOURCES HEALTH CARE FUND IV
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                Six months ended June 30,
                                               1995         1994

Reconciliation of Net Income
  to Cash Used in Operating
  Activities:

Net income                                     $ 1,513,062  $   255,422
Adjustments to reconcile net income
   to cash used in operating
   activities:
      Depreciation and amortization                169,324      167,323
      Gain on settlement of advances            (1,941,358)           -
      Gain on sale of property                           -     (607,169)
Changes in assets and liabilities:
      Accounts receivable                         (265,058)      78,012
      Other assets                                       -       57,341
      Trade accounts payable and
        accrued liabilities                        159,769     (210,069)

Cash used in operating activities              $  (364,260) $  (259,140)






See accompanying notes to consolidated financial statements.          6





CONSOLIDATED RESOURCES HEALTH CARE FUND IV
CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
 (Unaudited)

                                                            Total
                                                            Partners'
                                  General     Limited       Deficit

Balance, at December 31, 1993   $   (712,690) $   (383,426) $ (1,096,116)

Distributions                              -    (1,000,000)   (1,000,000)

Net income(loss)                      (7,998)      263,420       255,422

Balance, at June 30, 1994       $   (720,688) $ (1,120,006) $ (1,840,694)


Balance, at December 31, 1994   $   (738,711) $ (1,403,484) $ (2,142,195)

Net income                            60,522     1,452,540     1,513,062

Balance, at June 30, 1995       $   (678,189) $     49,056  $   (629,133)




































See accompanying notes to consolidated financial statements.           4





                      CONSOLIDATED RESOURCES HEALTH CARE FUND IV

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    June 30, 1995

          NOTE 1.

          The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the six months ended June 30, 1995, are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

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

          NOTE 3.

          A summary of compensation paid to or accrued for the benefit of the Partnership's general partners and their affiliates and amounts reimbursed for costs incurred by these parties on the behalf of the Partnership are as follows:
                                                    Six Months Ended
                                                       June 30,
                                                   1995      1994

          Charged to costs and expenses:
          Property management and oversight
          management fees . . . . . . . . . . . . $165,678  $166,266
          Financial accounting, data processing,
          tax reporting, legal and compliance,
          investor relations and supervision
          of outside services . . . . . . . . . .  $29,778   $32,886

          NOTE 4.

          The Partnership's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 1995, the Partnership has experienced working capital deficiencies, had defaulted on certain debt obligations and had no assurance of any financial support from the General Partners.

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

          NOTE 6:

          In November 1990, the Parnership filed claims against Southmark Corporation ("Southmark"), in the Bankruptcy Court. In response to the partnership's filing, Southmark filed suit against the Parnership in August of 1991. The Partnership and Southmark reached a settlement of this litigation and the partnership received a nonappealable court order approving the settlement in April 1994. Under this settlement, Southmark paid the Partnership $76,345, which was included in litigation settlement income in the accompanying statements of operations.

          During the first quarter of 1995, the Partnership recognized a gain on the settlement of advances as all litigation issues have been resolved with Southmark. In the past, Southmark and the Corporate General Partner of the Partnership asserted their position with respect to operating advances made to the Partnership prior to 1990.

          NOTE 7:

          The Partnership was in technical default on its long-term debt obligations secured by Heritage Manor of Hoisington ("Hoisington") and Heritage Manor of Emporia ("Emporia") as of June 30, 1995, and December 31, 1994, due to inadequate reserve requirements. Accordingly, these obligations were included in Current maturities of long-term obligations in the accompanying balance sheets.

          During February 1995, the partnership ceased fundings of a bond sinking fund used to service debt secured by The Oaks of Mountain Grove ("The Oaks"). Accordingly, the facility's debt was included in Current maturities of long-term obligations in the accompanying balance sheets. Currently, the Partnership is in negotiations with the lender and is seeking a buyer for the facility to purchase the property and assume the debt balance on the facility.

          As of June 30, 1995 and December 31, 1994 property held for sale consisted of the net book value of The Oaks, Emporia, and Hoisington. The Partner ship anticipates The Oaks will be sold during the 3rd quarter of 1995. The remaining facilities will probably be sold during 1995 or 1996.

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

          As discussed in Item 1, Note 7, the Partnership had one mortgage debt obligation in default, and had two mortgages that were in technical default as of June 30, 1995. The Partnership will continue to operate the facilities and plans to (A) sell the remaining facilities to prospective purchasers or (B) negotiate settlements with its lenders. Accordingly, at June 30, 1995, and December 31, 1994, the Partnership has classified the facilities as Property held for sale in the accompanying balance sheets.

          Results of Operations

          Revenues:

          Operating revenue increased by $198,757 for the quarter ended June 30, 1995, compared to the second quarter of the prior year. This increase was due primarily to increased reimbursement rates at the Partnership's remaining facilities. As discussed in Item 1,
          Note 5, Rainbow was sold during the first quarter of 1994.

          Expenses:

          Operating expenses increased by $182,060 for the quarter ended June 30, 1995, as compared to the same period in the prior year. As discussed above, Rainbow was sold during the first quarter of 1994. The increase in operating expenses at the Partnership's nursing facilities was due primarily to general inflationary increases in health care costs, and an increase in therapy services being provided.

          Liquidity and Capital Resources

          At June 30, 1995, the Partnership held cash and cash equivalents of $360,229 a decrease of $460,092 from the amount held at December 31, 1994. The cash balance is being held in reserve for working capital, capital improvements and operating contingencies.

          Accounts receivable increased to $265,058, at June 30, 1995, as compared to December 31, 1995. This increase was due primarily to an increase in Medicare receivables at The Oaks of Mountain Grove. During July 1995, the Partnership received interim Medicare cash settlement payments totaling approzimately $44,000 in connection with Medicare services bieng provided during 1995.

          As of June 30, 1995, the Partnership was not obligated to perform any major capital additions or renovations. No such capital expenditures or renovations are planned for the next twelve months, other than necessary minor repairs, maintenance and capital expenditures which are expected to be funded by operations.

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

          The Managing General Partner anticipates that during the remainder of 1995, the Partnership will be able to meet its operating obligations related to its nursing facilities. The Partnership's continued existence has in the past been placed at risk due to the litigation with NHI and due to tax liabilities owed at Rainbow Springs. The Managing General Partner's successful resolution of the litigation with NHI and the sale of Rainbow Springs has satisfied these contingencies and allowed the Partnership to make cash distributions to the Limited Partners in 1994 and 1993. However, the Partnership remains in technical default on the long-term debt obligations secured by Heritage Manor of Hoisington ("Hoisington") and Heritage Manor of Emporia ("Emporia") as of June 30, 1995, due to inadequate reserve requirements. The Partnership has made timely payments on all of its debt service obligations with respect to Hoisington and Emporia and anticipates remaining current on these obligations during 1995. The Partnerships' mortgage debt remains classified as a current liability due to a technical default under the terms of the loan documents. While the Partnership remains at risk due to this technical default, the lender has not made any indication that it will seek any payments other than scheduled debt service.

          In addition, as of December 31, 1994, the Partnership was in default on the long-term debt of The Oaks of Mountain Grove due to violation of certain loan covenants and restrictions. During February 1995, this facility ceased fundings to a bond sinking fund used to make semi-annual interest payments on and annual redemptions of long-term bonds payable secured by the facility. The Partnership is in negotiations with the lender and has accepted an offer fo rthe sale of the facility that would satisfy the bond obligation, while there could be assurance that the sale will occur it is scheduled to close during the third quarter 1995. As long as these default situations exist, the Partnership remains at risk relative to this loan. The Partnership has no existing lines of credit to draw upon should present resources or cash flow from operations be inadequate.

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

                      CONSOLIDATED RESOURCES HEALTH CARE FUND IV

                        By:    WELCARE SERVICE CORPORATION - IV
                               Managing General Partner



          Date:                    By:    /s/ J. Stephen Eaton
                                          J. Stephen Eaton,
                                          President



          Date:                   By:    /s/ Alan C. Dahl
                                         Alan C. Dahl,
                                         Vice President and Principal
                                         Financial Officer