Form 10-Q
period 1995-09-30
CONSOLIDATED RESOURCES HEALTH CARE FUND IV
filed 1995-11-14
CIK 752895

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

          (Mark one)

          (X)  QUARTERLY  REPORT PURSUANT TO SECTION  13 OR 15  (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended   September 30, 1995
                                          OR
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

                       PART I. - FINANCIAL INFORMATION
                        ITEM 1. FINANCIAL STATMENTS
                  CONSOLIDATED RESOURCES HEALTH CARE FUND IV
                       CONSOLIDATED BALANCE SHEETS



                                             September 30, December 31,
                                             1995          1994
                                             (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                  $    706,110  $    820,321
  Accounts receivable, net of allowance
    for doubtful accounts of $72,978              514,189       367,145
  Prepaid expenses                                 40,159        37,952
  Property held for sale                        3,089,080     3,268,042
    Total current assets                        4,349,538     4,493,460

  Restricted escrows and other deposits           242,704       329,589
  Note receivable                                       -       250,000
  Deferred loan costs, net of accumulated
    amortization of $98,725.35 and $78,480        112,023       120,699
    Total other assets                            354,727       700,288
                                             $  4,704,265  $  5,193,748
LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
  Current maturities of long-term
   obligations including debt in default     $  4,613,687  $  4,683,405
  Trade accounts payable                          183,795       112,059
  Accrued compensation                            139,338       144,832
  Insurance payable                                43,054        38,129
  Accrued interest                                469,224       397,326
  Accrued real estate taxes                        48,638        18,833
    Total current liabilities                   5,497,736     5,394,584

Advances from affiliates (Note 6)                       -     1,941,359
    Total liabilities                           5,497,736     7,335,943

Partners' deficit:
  Limited partners                               (108,709)   (1,403,484)
  General partners                               (684,762)     (738,711)
    Total partners' deficit                      (793,471)   (2,142,195)
                                             $  4,704,265  $  5,193,748












See accompanying notes to consolidated financial statements           2



                 CONSOLIDATED RESOURCES HEALTH CARE FUND IV
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                              Three months ended      Nine months ended
                              September 30,           September 30,
                                  1995    1994            1995    1994

Revenues:
  Operating revenues          $1,446,990  $1,283,906  $4,206,682  $3,741,815
  Interest income                  8,630      14,730      43,201      47,636
    Total revenues             1,455,620   1,298,636   4,249,883   3,789,451

Expenses:
  Operating expenses           1,385,584   1,189,627   4,158,529   3,617,143
  Interest                       118,471     111,128     354,659     334,858
  Depreciation and amortization 84,463 84,809 253,787 252,132 Partnership administration
     costs                         4,532       3,316      75,542     103,654
    Total expenses             1,593,050   1,388,880   4,842,517   4,307,787

    Operating loss              (137,429)    (90,244)   (592,634)   (518,336)
    Litigation settlement
    income (Note 6)                    -           -           -      32,354
    Gain on sale of
    property (Note 5)                  -           -           -     607,169
    Income(loss) before
    extraordinary gain          (137,429)    (90,244)   (592,634)    121,187

    Extraordinary gain on
    settlement of advances
     (Note 6)                          -           -   1,941,358           -

Net income (loss)             $ (137,429) $  (90,244) $1,348,724  $  121,187

Net income(loss) per L.P. unit

    Income (loss) before      $    (5.02) $    (3.30) $   (21.65) $     5.12
     extraordinary gain

    Extraordinary gain on
      settlement of advances           -           -       70.91           -

Net income (loss) per L.P. uni$    (5.02) $    (3.30) $    49.26  $     5.12

L.P. units outstanding            26,283      26,283      26,283      26,283








See accompanying notes to consolidated financial statements.               3

                 CONSOLIDATED RESOURCES HEALTH CARE FUND IV
             CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                (Unaudited)

                                                            Total
                                                            Partners'
                                  General     Limited       Deficit

Balance, at December 31, 1993   $   (712,690) $   (383,426) $ (1,096,116)

Distributions                              -    (1,000,000)   (1,000,000)

Net income (loss)                    (13,368)      134,555       121,187

Balance, at September 30, 1994  $   (726,058) $ (1,248,871) $ (1,974,929)


Balance, at December 31, 1994   $   (738,711) $ (1,403,484) $ (2,142,195)

Net income                            53,949     1,294,775     1,348,724

Balance, at September 30, 1995  $   (684,762) $   (108,709) $   (793,471)




































See accompanying notes to consolidated financial statements.           4


              CONSOLIDATED RESOURCES HEALTH CARE FUND IV
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)


                                         Nine months ended September 30,
                                               1995         1994

Operating Activities:
  Cash received from residents
     and government agencies                   $ 4,059,638  $ 3,822,443
  Cash paid to suppliers and employees          (4,042,749)  (3,993,297)
  Settlement received                                            32,354
  Interest received                                 43,201       47,636
  Interest paid                                   (282,761)    (190,554)
  Property taxes paid                               (5,673)     (24,281)
Cash used in operating activities                 (228,344)    (305,699)

Investing Activities:
  Additions to property and equipment
     held for sale                                 (66,149)     (67,572)
  Collection of note receivable                    250,000
  Net proceeds from sale of property (Note 5)            -    1,410,283
Cash provided by investing activites               183,851    1,342,711

Financing Activities:
  Principal payments on long-term obligations      (69,718)     (70,128)
  Distributions to limited partners                      -   (1,000,000)
Cash used in financing activities                  (69,718)  (1,070,128)

Net increase (decrease) in cash
     and cash equivalents                         (114,211)     (33,116)

Cash and cash equivalents, beginning of period     820,321      917,478

Cash and cash equivalents, end of period       $   706,110  $ 1,014,207























See accompanying notes to consolidated financial statements.          5



               CONSOLIDATED RESOURCES HEALTH CARE FUND IV
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)


                                        Nine months ended September 30,
                                               1995         1994

Reconciliation of Net Income
  to Cash Used in Operating
  Activities:

Net income                                     $ 1,348,724  $   121,187
Adjustments to reconcile net income
   to cash used in operating
   activities:
      Depreciation and amortization                253,787      252,132
      Gain on settlement of advances            (1,941,358)           -
      Gain on sale of property                           -     (607,169)
Changes in assets and liabilities:
      Accounts receivable                         (147,045)      80,628
      Other assets                                       -       57,122
      Trade accounts payable and
        accrued liabilities                        257,548     (209,599)

Cash used in operating activities              $  (228,344) $  (305,699)






























See accompanying notes to consolidated financial statements.          6







                      CONSOLIDATED RESOURCES HEALTH CARE FUND IV

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  September 30, 1995

          NOTE 1.

          The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the nine months ended September 30, 1995, are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

          NOTE 2.

          The consolidated financial statements should be read inconjunction with the consolidated financial statements and the notes there to contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to WelCare Service Corporation-IV (the "Managing General Partner"), at 7000 Central Parkway, Suite 970, Atlanta, Georgia, 30328.

          NOTE 3.

          A summary of compensation paid to or accrued for the benefit of the Partnership's general partners and their affiliates and amounts reimbursed for costs incurred by these parties on the behalf of the Partnership are as follows:
                                                    Nine Months Ended
                                                       September 30,
                                                   1995      1994

          Charged to costs and expenses:
          Property management and oversightmanagement fees.$252,649 $241,887 Financial accounting, data processing, tax reporting, legal and compliance,
          investor relations and supervision
          of outside services . . . . . . . . . .          $ 48,633  $ 47,065


          NOTE 4.

          The Partnership's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 1995, the Partnership has experienced working capital deficiencies, had defaulted on certain debt obligations and had no assurance of any financial support from the General Partners. The Partnership's continued existence is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, and to obtain additional financing as may be required.


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

          NOTE 6:

          In November 1990, the Partnership filed claims against Southmark Corporation ("Southmark"), in the Bankruptcy Court. In response to the partnership's filing, Southmark filed suit against the Partnership in August of 1991. The Partnership and Southmark reached a settlement of this litigation and the partnership received a nonappealable court order approving the settlement in April 1994. Under this settlement, Southmark paid the Partnership $76,345, which was included in litigation settlement income in the accompanying statements of operations.

          During the first quarter of 1995, the Partnership recognized a gain on the settlement of advances as all litigation issues have been resolved with Southmark. In the past, Southmark and the Corporate General Partner of the Partnership asserted their position with respect to operating advances made to the Partnership prior to 1990.

          NOTE 7:

          The Partnership was in technical default on its long-term debt obligations secured by Heritage Manor of Hoisington ("Hoisington") and Heritage Manor of Emporia ("Emporia") as of September 30, 1995, and December 31, 1994, due to inadequate reserve requirements. Accordingly, these obligations were included in Current maturities of long-term obligations in the accompanying balance sheets.

          During February 1995, the partnership ceased fundings of a bondsinking fund used to service debt secured by The Oaks of Mountain Grove ("The Oaks"). Accordingly, the facility's debt was included in Current maturities of long-term obligations in the accompanying balance sheets. This facility was sold in October 1995, as discussed more fully in Note 8.

          NOTE 8:

          On October 18, 1995, the Partnership sold The Oaks of Mountain Grove to Mt. Grove #1,Inc., (the "Purchaser") an unrelated third party.

          In consideration, the Purchaser assumed bonds payable and accrued interest totaling approximately $2,970,000, fully releasing the Partnership of its obligation under these bonds. The purchaser also acquired the Partnership's interest in a bond sinking fund amounting to approximately $196,000. The Partnership will recognize a gain of approximately $360,000 on the sale during the fourth quarter.
          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

          As discussed in Item 1, Note 7, the Partnership had one mortgage debt obligation in default, and had two mortgages that were in technical default as of September 30, 1995. The Partnership will continue to operate the facilities and plans to (A) sell the remaining facilities to prospective purchasers or (B) negotiate settlements with its lenders. Accordingly, at September 30, 1995, and December 31, 1994, the Partnership has classified the facilities as Property held for sale in the accompanying balance sheets.

          Results of Operations

          Revenues:

          Operating revenue increased by $163,084 for the quarter ended September 30, 1995, compared to the third quarter of the prior year. This increase was due primarily to increased reimbursement rates at the Partnership's remaining facilities.

          Expenses:

          Operating expenses increased by $195,957 for the quarter ended September 30, 1995, as compared to the same period in the prior year. The increase in operating expenses at the Partnership's nursing facilities was due primarily to general inflationary increases in health care costs, and an increase in therapy services being provided.
          Liquidity and Capital Resources

          At September 30, 1995, the Partnership held cash and cash equivalents of $706,110 a decrease of $114,211 from the amount held at December 31, 1994. The cash balance is being held in reserve for working capital, capital improvements and operating contingencies.

          As of September 30, 1995, the Partnership was not obligated to perform any major capital additions or renovations. No such capital expenditures or renovations are planned for the next twelve months, other than necessary minor repairs, maintenance and capital expenditures which are expected to be funded by operations.

          On October 18, 1995, the Partnership sold The Oaks of Mountain Grove ("The Oaks"). Through the sale, the Partnership was relieved of its debt obligations secured by this facility. Additionally, the negative operating cash flow generated by this facility will no longer impact the Partnership in the future.

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

          On September 14, 1995, the Partnership received $250,000 in payment of its note receivable from the Purchaser of Red Boiling Springs, a facility sold by the Partnership in 1991. These funds will be held to meet working capital requirements.
          The Managing General Partner anticipates that during the remainder of 1995, the Partnership will be able to meet its operating obligations related to its nursing facilities. However, the Partnership remains in technical default on the long-term debt obligations secured by Heritage Manor of Hoisington ("Hoisington") and Heritage Manor of Emporia
          ("Emporia") as of September 30, 1995, due to inadequate reserve requirements. The Partnership has made timely payments on all of its debt service obligations with respect to Hoisington and Emporia and anticipates remaining current on these obligations during the next twelve months. These mortgage debts are classified as a current liability due to a technical default under the terms of the loan documents. While the Partnership remains at risk due to this technical default, the lender has not made any indication that it will seek any payments other than scheduled debt service.

          PART II - OTHER INFORMATION
          Item 6.     Exhibits and Reports on Form 8-K

          (a)      Exhibits

                      None

          (b)      Reports on Form 8-K

                      On November 2 1995, the Partnership filed a Form 8-k disclosing the closing of the sale of The Oaks of Mountain Grove on October 18, 1995. On November 3, 1995 the Partnership filed a Form 8-K/A amending its Form 8-K filed on November 2, 1995.

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

                      CONSOLIDATED RESOURCES HEALTH CARE FUND IV

                        By:    WELCARE SERVICE CORPORATION - IV
                               Managing General Partner



          Date:September 14, 1995       By:    /s/ J. Stephen Eaton
                                               J. Stephen Eaton,
                                               President



          Date: September 14, 1995       By:    /s/ Alan C. Dahl
                                                Alan C. Dahl,
                                                Vice President and
                                                Principal Financial
                                                Officer