Form 10-K405
period 1995-12-31
CONSOLIDATED RESOURCES HEALTH CARE FUND IV
filed 1996-04-25
CIK 752895

THIS DOCUMENT IS A COPY OF THE 10-K FILED ON APRIL 16, 1996
    PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.





	UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C. 20549

	FORM 10-K

For annual and transition reports pursuant to sections 13 or 15 (d) of the Securities Exchange Act of 1934.

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the fiscal year ended               December 31, 1995
OR
(  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from             to
Commission file number   0-14435

CONSOLIDATED RESOURCES HEALTH CARE FUND IV
(Exact name of registrant as specified in its charter)

	    Georgia     58-1582370
(State or other jurisdiction    I.R.S. Employer
of incorporation or organization)       identification No. )


7000 Central Parkway, Suite 970, Atlanta, Georgia 30328
(Address of principal executive offices)(Zip Code)

Registrant's telephone number, 770-698-9040 including area code

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

Documents Incorporated by Reference:  See Page 32.

	SEE INDEX TO EXHIBITS ON PAGE 34
	PAGE ONE OF 35 PAGES.



PART I

ITEM 1.  BUSINESS

Consolidated Resources Health Care Fund IV (the "Partnership") was organized on August 10, 1984, as a Limited Partnership under the provisions of the Georgia Uniform Limited Partnership Act.

At December 31, 1995, the Partnership had three general partners (the "General Partners"), WelCare Consolidated Resources Corporation of America, a Nevada corporation, serving as the Corporate General Partner ("WCRCA" or the "Corporate General Partner"), Consolidated Associates IV, and WelCare Service Corporation-IV ("WSC-IV" or the "Managing General Partner"), a Georgia Corporation, serving as Manager General Partner. WCRCA and WSC-IV are wholly-owned subsidiaries of WelCare Acquisition Corp., a Georgia corporation, which is in turn a wholly-owned subsidiary of WelCare International, Inc. ("WelCare"). WelCare, a privately-owned Georgia corporation, is engaged in the operation, acquisition, property management and oversight management of long-term care facilities. Consolidated Associates IV, a Georgia general partnership, is composed of WCRCA, as the managing general partner, and individuals who were previously associated with Consolidated Resources Corporation of America ("CRCA").

Pursuant to an agreement dated October 30, 1985, CRCA, a Georgia corporation that initially was the corporate general partner of the Partnership, was merged into a subsidiary of Southmark Corporation ("Southmark"). The name of the surviving Southmark subsidiary was then changed to Southmark Consolidated Resources Corporation of America ("SCRCA"). Southmark, a Georgia corporation, emerged from Chapter 11 bankruptcy on August 10, 1990, and liquidated most of its assets under its plan of reorganization. On November 20, 1990, WelCare, through its subsidiary WelCare Acquisition Corp., acquired from Southmark all the stock of SCRCA whose name was then changed to WelCare Consolidated Resources Corporation of America. Southmark has not been affiliated with the Partnership since November 1990. WSC-IV was added as the Managing General Partner of the Partnership on January 7, 1992, following the approval by a majority-in-interest of the Partnership's limited partners. The acquisition of SCRCA by WelCare Acquisition Corp., and the addition of WSC-IV as Managing General Partner did not result in a change in the compensation paid the General Partners (See Item 8, Notes 1 and 2, and Item 13).

On October 15, 1984, a Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission whereby the Partnership offered for sale $30,000,000 of Limited Partnership Units. The Limited Partnership Units represent equity interests in the Partnership and entitle the holders thereof ("Limited Partners") to participate in certain allocations and distributions of the Partnership. The sale of Limited Partnership Units closed in April 1985 with 26,283 units sold at $1,000 each, for gross proceeds of $26,283,000 to the Partnership.

The Partnership's primary business and only industry segment is to own, operate and ultimately dispose of a diversified portfolio of health care related real properties for the benefit of its Limited Partners. As of December 31, 1995, the Partnership owned two nursing homes in Kansas. During October 1995, a nursing home in Missouri owned by the Partnership was sold (see Note 7).

Current Developments

A majority-in-interest of the Partnership's Limited Partners approved a proposal, on October 18, 1994, which provides for the sale of all of the Partnership's remaining assets and the eventual dissolution of the Partnership, as outlined in a proxy statement dated September 28, 1994. Under the approved proposal, the Limited Partners consented for the Managing General Partner to attempt to sell or otherwise dispose of its remaining properties prior to October 18, 1997. Upon the disposition of all of its assets, the approved proposal requires that the Managing General Partner dissolve the Partnership.

As discussed in Item 8, Note 4, the Partnership's mortgage debt obligations were in default as of December 31, 1995. The Partnership will continue to operate the facilities and plans to (A) sell the properties to prospective purchasers, or (B) negotiate a settlement with its lenders.

Operation of Nursing Home Facilities

At the beginning of 1991, all six of the Partnership's existing nursing homes were managed by National Heritage, Inc. ("NHI"). NHI, a New York Stock Exchange listed company, was affiliated with the Partnership prior to WelCare's subsidiary's acquisition of the Corporate General Partner on November 20, 1990.
 Effective March 1, 1991, NHI was terminated as manager of Kent's Nursing Center and Life Care Centers of America, Inc. ("LCCA"), a privately-owned corporation, began managing this facility. In September 1991, the Partnership terminated NHI as manager of the Partnership's three facilities located in Kansas. In the fourth quarter of 1991, the Partnership notified NHI that effective January 31, 1992, NHI was terminated from providing management services at the Partnership's remaining two facilities. Lawsuits between the Partnership and NHI ensued and on December 31, 1991, NHI and the Partnership entered into a Consent Order which allowed NHI to perform accounting services for two facilities under the supervision of the Corporate General Partner and the Court (See Item 3). This litigation was resolved in October 1993 and NHI no longer performs accounting or any other services for the Partnership's facilities. (See Note 9).

An affiliate of the Corporate General Partner assumed direct management responsibilities for the three Kansas facilities following NHI's termination effective September 1, 1991, and at River Oaks Care Center and Heritage Manor of Mountain Grove effective February 1, 1992. This affiliate received a management fee of 6% of gross revenues at Heritage Manor of Hiawatha, Heritage Manor of Mountain Grove and Heritage Manor of Emporia, and an aggregate management and accounting fee of 6% of gross revenues at Heritage Manor of Hoisington and River Oaks Care Center. An affiliate of the Corporate General Partner provided oversight management services for Kent's Nursing Center and received a fee equal to 1% of gross revenues. A management fee of 5% of Kent's Nursing Center's gross revenues was paid to LCCA. Kent's Nursing Center, Heritage Manor of Hiawatha and River Oaks Care Center were sold by the Partnership during 1993.

As a result of efforts made by the Corporate General Partner, in 1991 a distribution of $150,000 was made to the Limited Partners, the first such distribution since 1987. No distributions were made in 1992. During 1993, the Partnership distributed $750,000 to the Limited Partners as proceeds from the facility sales. During 1994, the Partnership distributed $1,000,000 to the Limited Partners from the sale of Rainbow Springs. No distributions were made during 1995.

The Partnership's Rainbow Springs parcel contained undeveloped land, a partially developed hotel and two operating 18-hole golf courses. The Rainbow Springs facility competed with other golf courses in the Milwaukee market, as well as against other facilities with spring and summer recreational activities. In 1989, the joint owner of Rainbow Springs filed for bankruptcy protection. The bankruptcy court, having jurisdiction over this joint owner, ordered a public auction to take place on January 31, 1994, and the sale of the property was closed on March 21, 1994.

As of December 31, 1995, the Partnership employed approximately 140 persons, including administrative, nursing, dietary, social services and maintenance personnel.


The services provided at the Partnership's nursing facilities consist of long-term nursing care. Nursing care consists of 24 hour professional nursing care and related medical services prescribed by the resident's physician, as well as assistance or supervision with activities of daily living such as dressing, grooming, bathing, medication and dietary needs.

All of the nursing facilities are certified to receive benefits under joint Federal and State funded programs administered by the respective states to provide medical assistance to the indigent, known generally as the "Medicaid". Benefits under the Federal Health Insurance for the Aged Act ("Medicare") are for skilled care only in those facilities which are certified for this program. Medicaid reimbursement formulas vary by state and are established in accordance with Federal guidelines. Typically, Medicaid provides for reimbursement for nursing home care of an all-inclusive nature up to specified limits based on historical costs, with adjustments for inflation. Federal law requires that Medicaid reimbursement rates be reasonable and adequate to meet the costs which must be incurred by efficiently and economically operated facilities to provide care and services in conformity with applicable laws, regulations and quality and safety standards. Medicaid payments are generally set prospectively for each facility, with the exception of a few states, where retrospective settlement exists.

The Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy and determinations by intermediaries, and to governmental funding restrictions, all of which may materially increase or decrease program payments to long-term care facilities and could adversely affect the operations of the Partnership's nursing home facilities.

In the operation and sale of its long-term care facilities, the Partnership competes with a number of individuals and entities, including large, national nursing home chains and small, locally owned geriatric facilities. Some competing operators have greater financial resources than the Partnership or may operate on a nonprofit basis or as charitable organizations. The degree of success with which the Partnership's facilities compete varies by location and depends on a number of factors. The Partnership believes that the quality of care provided, the reputation and physical appearance of facilities and, in the case of private pay patients, charges for services, are significant competitive factors. There is limited, if any, competition in price with respect to Medicaid and Medicare patients since revenues for services to such patients are strictly controlled and based on fixed rates and cost reimbursement principles. In light of these factors, the Partnership seeks to meet competition in each locality by improving the quality of services provided at its facilities, establishing a reputation within the local medical community for providing excellent care services, and by responding appropriately to regional variations in demographics and tastes. In most states, approval by state healthcare regulatory agencies must be obtained and a Certificate of Need ("CON") or authorization issued before new long-term care beds can be constructed. This tends to stabilize competition. However, some states have already or are considering a repeal of CON programs. Kansas, in which the Partnership owns two facilities, does not currently require a CON.


The following table sets forth information regarding the average daily census and sources of patient revenues at the Partnership's facilities at December 31, 1995:

           		    Average Daily Census for         Revenues for
		                  Year Ended                     Year Ended
		               December 31 ,1995              December 31 ,1995

Medicaid                73                          55.0%   49.0%
Private Pay             54                          41.0%   44.0%
VA, Medicare and
Other                    5                           4.0%     7.0%

		                     132                           100%     100%

Overall Occupancy Rate          89%

Because of a changing census mix (i.e. private pay patients vs. government reimbursed patients), the occupancy required for a facility to achieve an operating break-even point cannot be determined precisely. Generally, a greater ratio of Medicaid patients will require a higher occupancy to reach a break-even point. On the other hand, a high Medicare census can lower the number of patients necessary to reach the break-even point due to a higher reimbursement rate.

All licensed beds in the operating facilities are available except in a few instances where a small number of rooms have been taken out of service to be utilized as office space and ancillary support areas, including revenue generating rehabilitation services.

ITEM 2.  DESCRIPTION OF PROPERTY

The following table sets forth the investment portfolio of the Partnership at December 31, 1995. The buildings of the projects and the land on which they are located are owned by the Partnership and its majority-owned partnerships. The fee is subject in each case to secured debt, as set forth more fully in
Item 8, Note 4.



		     Properties (dollars in 000's)
		                           Net
               	Secured      Acquisition        Book            Date
Property        Debt         Cost               Value           Acquired

Heritage Manor
of Emporia
Emporia, KS 79
Licensed Nursing
Home Beds        $1,115         $2,809            $313(1)        October 1985

Heritage Manor
of Hoisington
Hoisington, KS
70 Licensed
Nursing Home Beds   649          1,387             431(1)          July 1985

Totals           $1,764         $4,196            $744

These facilities have a total of 149 beds.

(1) A provision was made to write down the facility, for Partnership financial statement purposes, to its estimated fair value or net realizable value at the time of the write-down as determined by the Corporate General Partner
(See Item 8, Note 6).  The amount reflects this write-down.

Occupancy Levels and Rental Rates

The following table sets forth the occupancy levels and rental rates for the past four years for the facilities owned by the Partnership as of December 31, 1995. Rental rates are presented as Per-Patient-Day amounts ("PPD"), the standard of comparison used in the long-term care industry. The PPD amount represents the average revenue received per day of care provided.


	              1995    1994    1993    1992    1991

Heritage Manor
of Emporia

Occupancy Rate  86%     89%     91%     78%     48%
Rental Rate
(PPD)         $70.00  $64.00  $57.00  $47.00  $42.00

Heritage Manor
	of Hoisington

Occupancy Rate  92%     94%     98%     97%     97%
Rental Rate
	(PPD)        $68.00  $61.00  $53.00  $49.00  $47.00


ITEM 3.  LEGAL PROCEEDINGS

At December 31, 1995, the Partnership was not a party to any material pending legal proceeding, other than ordinary litigation routine to the Partnership's business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.



	PART II

ITEM 5. MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP
	AND SECURITY HOLDER MATTERS

(A) No market for Limited Partnership Units exists nor is one expected to develop.

(B)     Title of Class  Number of Record Unit Holders

	Limited Partnership Units       2,914 as of March 1, 1996

(C) Due to improvements in operations following WelCare's subsidiary's acquisition of the Corporate General Partner and proceeds received from the sale of Heritage Manor of Red Boiling Springs, the Corporate General Partner caused the Partnership to distribute
$150,000 to the Limited Partners in 1991. This was the first distribution to the Limited Partners since 1987. In 1994 and 1993, the Partnership distributed $1,000,000 and $750,000, respectively, of proceeds from facility sales.

	Future distributions are dependent on the Partnership's ability to meet its ongoing obligations and to generate proceeds from the sale of its assets in excess of existing debt. Cumulative distributions paid to the Limited Partners as of December 31, 1995, were $5,446,590. There have been no distributions to the General
Partners.  See Liquidity and Capital Resources section of Item 7,
Management's Discussion and Analysis of Financial Condition and
Results of Operations and Item 8, Note 5 for discussion of distributions.


ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth a summary of selected financial data for the Partnership. This summary should be read in conjunction with the notes to the Partnership's financial statements appearing in Item 8.

			Years Ended December 31, (dollars in 000's,
			       except per share figures)
Statements of
Operations              1995(1) 1994(2) 1993(3) 1992    1991

Operating revenue       $5,321  $4,997  $9,319  $11,111 $10,406
Income (loss) before
extraordinary gain       (365)   (356)   1,520   (3,049) (1,279)
Net income (loss)        1,901   (46)    2,853   (3,049) (1,279)
Income (loss) before
extraordinary gain
per weighted average
Limited Partnership
Unit                    (12.90) (12.30) 58.25  (111.38) (46.72)
Net income (loss) per
weighted average
Limited Partnership
Unit                    69.86   (0.99)  108.49  (111.33) (46.72)
Distribution paid per
weighted average
Limited Partnership
Unit                        -       38.05   28.54   -       5.71


			Years Ended December 31, (dollars in 000's,
			       except per share figures)
Balance Sheets  1995(1) 1994(2) 1993(3) 1992    1991

Property and
equipment, net  $    -  $    -  $3,506  $5,443  $7,590
Property held
for sale           744   3,268   2,016   3,558   4,000
Total assets     1,953   5,194   7,870   11,186  14,087
Long-term debt
obligations, less
current maturities  -       -    2,825   5,380   5,436
Partners equity
(deficit)       (241)   (2,142) (1,096) (3,200) (150)

(1) During 1995, the Partnership sold one facility.
(2) During 1994, the Partnership sold one facility.
(3) During 1993, the Partnership sold three facilities.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS

Plan of Operations

A majority-in-interest of the Partnership's Limited Partners approved a proposal, on October 18, 1994, which provides for the sale of all of the Partnership's remaining assets and the eventual dissolution of the Partnership, as outlined in a proxy statement dated September 28, 1994. Under the approved proposal, the Limited Partners consented for the Managing General Partner to attempt to sell or otherwise dispose of its remaining properties prior to October 18, 1997. Upon the disposition of all of its assets, the approved proposal requires that the Managing General Partner dissolve the Partnership.

As discussed in Item 8, Note 4, the Partnership's two mortgage debt obligations were in default as of December 31, 1995. The Partnership will continue to operate the facilities and plans to negotiate an extension with its lenders while it proceeds with the sale of its properties.

At December 31, 1995, the Partnership has held available for sale all of its nursing home facilities. Accordingly, the Partnership has classified the facilities as Property held for sale in the accompanying balance sheet.

Results of Operations

Revenue:

1995 compared to 1994

Operating revenues increased by $323,347 for 1995 compared to the prior year. This increase is due primarily to a change in patient mix at the Oaks of Mountain Grove ("Mountain Grove"). On October 18, 1995, Mountain Grove was sold. During the time it was owned by the Partnership in 1995, Mountain Grove generated $2,274,988 in revenues. During 1994, Mountain Grove generated $1,873,943 in revenues. The remaining increase over the prior year was due primarily to increases in rates at the Partnership's two remaining facilities and partially to an increase in Medicare census.


1994 compared to 1993:

Operating revenues decreased by $4,322,083 for 1994, compared to the prior year, primarily due to the sale River Oaks Care Center ("River Oaks"), Kent's Nursing Center ("Kent's"), Heritage Manor of Hiawatha ("Hiawatha") and Rainbow Springs ("Rainbow"). River Oaks was sold effective April 1, 1993, Kent's and Hiawatha were sold effective October 1, 1993, and Rainbow was sold effective March 21, 1994. These sold properties generated revenue of $4,408,703 for the Partnership in 1993. Revenue increased at the Partnership's remaining facilities in 1994 due to Medicaid rate increases at the Kansas facilities and increased Medicare utilization at all facilities.

Expenses:

1995 compared to 1994

Operating expenses increased by $95,817 for 1995. As discussed above, Mountain Grove was sold during 1995. This facility incurred $2,114,511 in operating expenses during the time it was owned by the Partnership in 1995. During 1994, Mountain Grove incurred $1,933,092 in operating expenses. The increase at Mountain Grove was due primarily to salary increases and additional therapy utilization as compared to the prior year. The reduction in operating expenses at the Partnership's remaining facilities was due to reductions in expenses associated with a decrease in overall patient census.


1994 compared to 1993:

Operating expenses decreased by $2,972,738 for 1994, compared to the prior year, primarily due to the sale during 1993 of the Kent's, River Oaks, Hiawatha and Rainbow facilities. These sold properties produced operating expenses of approximately $4,390,564 for the full year of 1993. Operating expenses at the Partnership's remaining facilities increased due to increased staffing levels, salaries and insurance costs. Interest expense decreased $188,412 due to the sales and retirements of debts on Kent's, River Oaks, and Hiawatha in 1993.

Liquidity and Capital Resources

As discussed in the financial statements (see Item 8, Note 3), the Partnership's financial statements have been presented on the basis that it is a going concern. The Partnership does not anticipate improved liquidity during the remainder of 1996, due to the expected operating cash flow from the Partnership's two remaining facilities, monthly debt service payments and the payment of recurring partnership expenses. As discussed in more detail below, the Partnership is currently seeking an extension on debt obligations secured by its two remaining facilities. Should the lenders of these debts pursue their satisfaction, the related facilities could be lost to foreclosure and the financial resources and liquidity of the Partnership could be adversely impacted.

At December 31, 1995, the Partnership held cash and cash equivalents of $628,543. Cash is being held in reserve for working capital, capital improvements and operating contingencies.

During 1995, the Partnership maintained current debt service payments on all of its debt secured by facilities currently owned by the Partnership. The Partnership should produce sufficient cash flow from operations during 1996 to continue to satisfy current monthly debt service obligations.


On September 14, 1995, the Partnership received $250,000 in payment of its note receivable from the Purchaser of Red Boiling Springs, a facility sold by the Partnership in 1991. These funds will be used to meet working capital requirements.

As of December 31, 1995, the Partnership was not obligated to perform any major capital additions or renovations and no such capital expenditures or renovations are planned for 1996. Necessary minor repairs, maintenance and capital expenditures are expected to be funded by existing cash reserves.

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

The Partnership is in default on the long-term debt obligations secured by Heritage Manor of Hoisington and Heritage Manor of Emporia as these loans were
due April 1, 1996.   The Partnership is currently seeking extensions from the
lender on these debts. The inability to obtain extensions could result in foreclosure and a loss of these facilities. The Partnership is currently seeking purchasers for these facilities at a sales price that would satisfy the operating and debt obligations of the facilities. The Managing General Partner anticipates obtaining extensions sufficient to allow for the orderly sale of these facilities, however, there can be no assurance that the facilities can be sold prior to foreclosure. As long as these default situations exist, the Partnership remains at risk relative to these loans. The Partnership has no existing lines of credit to draw upon should present resources or cash flow from operations be inadequate.

Accounting Prouncement

The Financial Accounting Standards Board has issued Statement on Financial Accounting Standards No. 121,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121). The Company will adopt this standard in Fiscal 1996. In management's opinion, there will be no material effect on the Company's financial statements of adopting SFAS No. 121.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Index           Page Number

Report of Independent Certified Public Accountants      13

Consolidated Financial Statements

		Balance Sheets - December 31, 1995 and 1994        14-15

		Statements of Operations                              16
		- Years ended December 31, 1995, 1994 and 1993

		Statements of Partners' Deficit                       17
		 - Years ended December 31, 1995, 1994 and 1993

		Statements of Cash Flows                              18
		- Years ended December 31, 1995, 1994 and 1993

		Summary of Significant Accounting Policies         19-21

		Notes to Consolidated Financial Statements         22-27


The following financial statement schedule for the years ended December 31, 1995, 1994 and 1993 of the Registrant is submitted herewith in response to
Item 14 (a)(2):

Schedule II - Valuation and Qualifying Accounts         29

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





Report of Independent Certified Public Accountants


The Partners
Consolidated Resources Health Care Fund IV and Subsidiaries


We have audited the accompanying consolidated balance sheets of Consolidated Resources Health Care Fund IV and Subsidiaries (limited partnerships) (the "Partnership") as of December 31, 1995 and 1994, and the related consolidated statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1995. We have also audited the schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Resources Health Care Fund IV and Subsidiaries (limited partnerships) at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Notes 3 and 4 of the consolidated financial statements, the Partnership has suffered recurring losses from operations, has a working capital deficiency, has defaulted on certain debt, and has no assurance of any financial support from the General Partners. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern and to realize its plan to sell or otherwise dispose of its remaining properties by October 18, 1997. Management's plans regarding these matters are described in the Summary of Significant Accounting Policies and Note 3. The consolidated financial statements and schedule do not include any adjustments that might result from the outcome of these uncertainties.



		BDO Seidman, LLP



Atlanta, Georgia
March 1, 1996

Consolidated Resources Health Care Fund IV and Subsidiaries
(limited partnerships)

Consolidated Balance Sheets


					                           December 31,  1995        1994

Assets

Current
Cash and cash equivalents (Note 12) $ 628,543 $ 820,321 Patient accounts receivable and third party settlements, net of allowance for
doubtful accounts of $72,978 (Note 11)      477,805        367,145
Prepaid expenses and other                   18,529         37,952
Property held for sale (Notes 4, 6 and 7)   744,147      3,268,042

Total current assets                       1,869,024     4,493,460

Other
Restricted escrow and other deposits (Note 4  49,241       329,589
Note receivable (Note 7)                           -       250,000
Deferred loan costs, net of accumulated
amortization of $71,312 and $90,048           34,931       120,699

Total other assets                            84,172       700,288

					                                     $1,953,196    $5,193,748


See accompanying summary of significant accounting policies and notes to consolidated financial statements.


Consolidated Resources Health Care Fund IV and Subsidiaries
(limited partnerships)

Consolidated Balance Sheets


					                                December 31,    1995         1994

Liabilities and Partners' Deficit

Current liabilities
Mortgage debt obligations including debt in
default of $1,763,962 and $4,683,405 (Note 4)   $1,763,962      $4,683,405
Accounts payable and accrued expenses              156,102         112,059
Accrued compensation                               126,004         144,832
Insurance payable                                   58,255          38,129
Accrued interest (Notes 1 and 4)                    46,637          72,515
Accrued real estate taxes                           43,376          18,833

Total current liabilities                        2,194,336       5,069,773

Advances from affiliates and former affiliates
(Notes 1 and 8)                                          -       2,266,170

Total liabilities                                2,194,336       7,335,943

Commitments and Contingencies (Notes 3, 4, 8, and 11)

Partners' equity (deficit) (Note 5)
Limited partners                                   432,856       (1,403,484)
General partners                                  (673,996)        (738,711)

Total partners' deficit                           (241,140)      (2,142,195)

						                                           $1,953,196      $5,193,748


See accompanying summary of significant accounting policies and notes to consolidated financial statements.


Consolidated Resources Health Care Fund IV and Subsidiaries
(limited partnerships)

Consolidated Statements of Operations


Years ended December 31,                      1995        1994        1993

Revenue
Operating revenue (Notes 7 and 11)      $5,320,578   $4,997,231   $ 9,319,314
Interest income                             29,587       73,854        43,816

Total revenue                            5,350,165    5,071,085     9,363,130

Expenses
Operating expenses (Note 7)              4,814,084    4,718,267     7,691,005
Interest expense (Notes 1 and 4)           445,608      453,979       642,391
Depreciation and amortization              302,419      324,202       607,138
Management fees (Note 2)                   313,790      317,271       774,555
Real estate taxes                           43,518       41,284       365,415
Partnership administration costs
(Note 2)                                   173,452      179,060       171,660
Total operating costs and expenses       6,092,871     6,034,063   10,252,164

Operating loss                           (742,706)     (962,978)    (889,034)
Gain on sale of properties (Note 7)       377,591       607,169     2,408,667
Income (loss) before extraordinary
item                                     (365,115)    (355,809)     1,519,633
Extraordinary gain on extinguishment
of debt (Notes 1, 8 and 9)               2,266,170     309,730      1,333,802
Net income (loss)                       $1,901,055    $(46,079)    $2,853,435
Net income (loss) per limited
partnership unit before
extraordinary gain                         $(12.90)    $(12.30)      $ 58.25
Extraordinary gain from debt
extinguishment                               82.76        11.31         50.24
Net income (loss) per limited
partnership unit                           $ 69.86     $ (0.99)       $108.49
Distributions paid per limited
partnership unit                           $  -         $ 38.05       $ 28.54
Limited partnership units outstanding       26,283       26,283         26,283

See accompanying summary of significant accounting policies and notes to consolidated financial statements.



Consolidated Resources Health Care Fund IV and Subsidiaries
(limited partnerships)

Consolidated Statements of Partners' Deficit
Years Ended December 31, 1995, 1994 and 1993


	Total
	Partners'
	Limited General Deficit

Balance, at January 1, 1993    $(2,484,998)    $(714,553)       $(3,199,551)
Net income                       2,851,572         1,863          2,853,435
Distributions (Note 5)           (750,000)         -               (750,000)

Balance, at December 31, 1993    (383,426)      (712,690)        (1,096,116)
Net loss                          (20,058)       (26,021)           (46,079)
Distributions (Note 5)         (1,000,000)             -         (1,000,000)

Balance, at December 31, 1994  (1,403,484)      (738,711)        (2,142,195)
Net income                      1,836,340         64,715          1,901,055

Balance, at December 31 , 1995  $ 432,856      $(673,996)       $  (241,140)


See accompanying summary of significant accounting policies and notes to consolidated financial statements.

  Years ended December 31,            1995          1994             1993

Operating activities
Net income (loss)                  $1,901,055      $(46,079)       $2,853,435
Adjustments to reconcile net
income (loss) to cash
used in operating activities:
Depreciation and amortization        302,419        324,202           607,138
Gain on sale of properties          (377,591)      (607,169)      (2,408,667)
Extraordinary gain on debt
forgiveness                       (2,266,170)     (309,730)       (1,333,802)
Changes in assets and
liabilities:
Accounts receivable                 (110,660)        270,172           11,011
Prepaid expenses and other            19,423          38,184          178,176
Other assets                          80,511           3,743           35,055
Accounts payable and accrued
 liabilities                         174,167         (34,444)       (335,260)
Cash used in operating activities   (276,846)       (361,121)       (392,914)

Investing activities
Additions to property held for
sale                                  (70,489)        (74,263)        -
Payment for purchases of property
and equipment                            -               -           (83,699)
Net proceeds from sale of
properties                               -          1,410,283       5,374,810
Proceeds from repayment of note
receivable                             250,000             -               -
Payment for settlement of
obligations owed to former
affiliates                                -        -                (425,000)

Cash provided by investing
	activities                            179,511      1,336,020       4,866,111

Financing activities
Principal payments on long term
debt obligations                       (94,443)      (148,398)    (3,325,747)
Distributions to limited partners            -     (1,000,000)      (750,000)
Cash proceeds from settlement                -          76,342             -

Cash used in financing activities       (94,443)   (1,072,056)    (4,075,747)

Net increase (decrease) in cash and
cash equivalents                       (191,778)      (97,157)        397,450

Cash and cash equivalents,
beginning of year                       820,321        917,478        520,028

Cash and cash equivalents, end of
year                                   $628,543       $820,321       $917,478


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

The General Partners of the Partnership are WelCare Consolidated Resources Corporation of America, ("WCRCA" or the "Corporate General Partner"), a Nevada corporation, WelCare Service Corporation-IV as managing general partner ("WSC-IV" or the "Managing General Partner"), a Georgia corporation, and Consolidated Associates IV ("CA-IV"), a Georgia general partnership (collectively the "General Partners"). WCRCA and WSC-IV are wholly-owned subsidiaries of WelCare Acquisition Corp., which in turn, is a subsidiary of WelCare International, Inc. ("WelCare"). WelCare, a privately owned Georgia corporation, is engaged in the operation, acquisition, property management and oversight management of long-term care facilities. Consolidated Associates IV is composed of WCRCA, as the managing general partner, and individuals who were associated with Consolidated Resources Corporation of America ("CRCA"). Pursuant to an agreement dated October 30, 1985, CRCA, a Georgia corporation that initially was the Corporate General Partner of the Partnership, was merged into a subsidiary of Southmark Corporation ("Southmark"). The name of the surviving Southmark subsidiary was then changed to Southmark Consolidated Resources Corporation of America ("SCRCA"). Southmark emerged from Chapter 11 bankruptcy on August 10, 1990 and is liquidating most of its assets under its plan of reorganization. On November 20, 1990, WelCare Acquisition Corp. acquired from Southmark all the stock of SCRCA whose name was then changed to WelCare Consolidated Resources Corporation of America. Effective January 1992, WSC-IV, was added as the Managing General Partner to the Partnership.

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

As discussed in Item 8, Note 4, the Partnership's two mortgage debt obligations were in technical default as of December 31, 1995. These obligations mature April 1, 1996. The Partnership is currently seeking an extension from the lender to allow for the sale of the facilities.

The Partnership will continue to operate the facilities and plans to negotiate an extension with its lenders while it proceeds with the sale of its properties.

At December 31, 1995, the Partnership has held available for sale all of its nursing home facilities. Accordingly, the Partnership has classified the facilities as property held for sale in the accompanying balance sheet.

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

Property Held for Sale

Property held for sale at December 31, 1995, consists of two nursing home facilities owned by the Partnership. In accordance with a plan approved by the Limited Partners on October 18, 1994, the Managing General Partner has been given permission to either sell or otherwise dispose of the Partnership's assets by October 18, 1997. Property held for sale at December 31, 1994 consisted of three nursing home facilities owned by the Partnership. As discussed in Note 7, one of these facilities was sold in October 1995.

The Financial Accounting Standards Board has issued Statement on Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121). The Company will adopt this standard in Fiscal 1996. In management's opinion, there will be no material effect on the Company's financial statements of adopting SFAS No. 121.

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

Income Taxes

No provision has been made in the financial statements for Federal income taxes because under current law, no Federal income taxes are paid directly by the Partnership. The Partnership reports certain transactions differently for tax and financial statement purposes.

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



Consolidated Resources Health Care Fund IV and Subsidiaries
(limited partnerships)

Summary of Significant Accounting Policies



Net profits and losses resulting from a sale or refinancing shall be allocated 99% to the Limited Partners and 1% to the General Partners. Net profits resulting from a sale or refinancing shall be allocated in the following order:
(a) First, 1% to the General Partners and 99% to the Limited Partners until the net profits allocated to the Limited Partners from such sale or refinancing equals the excess of the greater of the following items over their capital account immediately prior to such sale or refinancing:

a) zero; or

b) the Limited Partners' invested capital immediately prior to such sale or refinancing plus 9% per annum of the Limited Partners' average invested capital for all fiscal years to the extent not received through prior distributions of distributable cash from operations or sale or refinancing proceeds; or

c) the amount of sale or refinancing proceeds distributable to the Limited Partners;

(b) Second, to the General Partners until the net profits allocated to the General Partners from such sale or refinancing equals the excess of the greater of the following items over their capital account immediately prior to such sale or refinancing:

a) zero; or

b) the amount of sale or refinancing proceeds distributable to the General Partners from such sale or refinancing;

(c) Third, any remaining net profits shall be allocated 15% to the General Partners and 85% to the Limited Partners.

Net Income (Loss) Per Limited Partnership Unit

Net income (loss) per Limited Partnership Unit is computed by dividing net income (loss) allocated to the Limited Partners by the number of Limited Partnership units outstanding.

Reclassifications

Certain 1994 and 1993 amounts have been reclassified to conform to the 1995 presentation.


Consolidated Resources Health Care Fund IV and Subsidiaries
(limited partnerships)

Summary of Significant Accounting Policies


Statements of Cash Flows

For purposes of this statement, cash equivalents include bank repurchase agreements backed by U.S. Government Securities, U.S. Treasury Obligations and money market funds.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.



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

In December 1991, NHI, through a lawsuit, sought to take possession of certain of the Partnership's properties. In 1993, the Partnership and NHI reached an agreement which settled all lawsuits and claims (See Note 9). In connection with this settlement, the Partnership retained possession of all of the properties.

Amounts claimed payable to former affiliates (primarily Southmark and the Corporate General Partner) totalled $2,266,170 including accrued interest, at December 31, 1994, and are classified as Advances from affiliates and former affiliates on the 1994 balance sheet. In July 1991, Southmark filed suit demanding payment of these alleged advances. In 1991, after WelCare's affiliate acquired the Corporate General Partner, it challenged the validity of these payables through claims filed against the Southmark Bankruptcy Estate. In February 1994, the suits were settled whereby the Partnership was released of all liabilities to Southmark (see Note 8). Accordingly, during 1995 and 1994, the Partnership recorded a gain on debt extinguishment related to this settlement totalling $2,266,170 and $309,730, respectively. Amounts included in the gain on debt forgiveness in 1994 include payables to Southmark and former affiliates of Southmark of $233,388 plus settlement proceeds paid to the Partnership by Southmark totalling $76,342. In 1995, the Corporate General Partner released the Partnership from all remaining liabilities resulting in a gain on debt forgiveness of $2,266,170.

2.      Management Fees and Affiliate Transactions

An affiliate of the Corporate General Partner was responsible for management of three facilities as of December 31, 1991, and assumed responsibility for two additional facilities effective January 31, 1992. During 1994 and 1995, the affiliate of the Corporate General Partner received a fee of 6 % of gross operating revenues on the facilities that the affiliate managed.

During 1995, 1994 and 1993, the affiliate of the Corporate General Partner received oversight fees and management fees from the Partnership amounting to $313,790, $317,271 and $351,882, respectively, and was reimbursed for costs incurred in connection with the administration of Partnership activities of $58,176, $55,928 and $59,762, respectively. The reimbursed costs are included in the Partnership administration costs on the Statements of Operations.

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

Notes to Consolidated Financial Statements


3.      Going Concern

The Partnership's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 1995, the Partnership has experienced working capital deficiencies, had defaulted on certain debt obligations and had no assurance of any financial support from the General Partners.

The Partnership's continued existence is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, and to obtain additional financing as may be required. The Partnership is in the process of seeking buyers for its two remaining facilities. Debt obligations secured by these facilities matured April 1, 1996. The Partnership is currently seeking an extension of the due date on these obligations. The inability to obtain extensions could result in foreclosure and a loss of the facilities. The Partnership does not anticipate improved liquidity during the remainder of 1996. Should the Partnership's cash reserves prove inadequate, the Partnership has no existing lines of credit to draw on, or the ability to increase its borrowings on its two remaining facilities.

4.      Mortgage Obligations

Mortgage debt obligations consisted of:

                                                  	1995         1994

9.6% note related to Heritage Manor of Emporia,
collateralized by real estate with recourse to
other assets of the Partnership, payable in monthly
installments of principal and interest of $16,215,
due April 1, 1996.                            $1,115,192      $1,174,905

9.6% note related to Heritage Manor of  Hoisington,
collateralized by real estate with recourse to
other assets of the Partnership, payable in monthly
installments of principal and interest of $9,194,
due April 1, 1996.                                648,770        683,500

10.25% First Mortgage Revenue Bonds, related to The
Oaks of Mountain Grove, retired in October 1995 in
conjunction with the sale of the Oaks of Mountain
Grove.                                                  -       2,825,000

					                                          $1,763,962      $4,683,405

The Partnership was in default on the mortgage debt related to Heritage Manor of Hoisington and Heritage Manor of Emporia at December 31, 1995 and 1994 due to failure to maintain certain minimum debt service escrow balances. As a result, these obligations are classified as current liabilities in the accompanying balance sheets for 1995 and 1994.

At December 31, 1995 and 1994, substantially all property held for sale is held as collateral for mortgage debt obligations.

The Partnership paid interest of $471,486, $430,665 and $800,379 in 1995, 1994 and 1993, respectively.


Consolidated Resources Health Care Fund IV and Subsidiaries
(limited partnerships)

Notes to Consolidated Financial Statements



Due to the default provisions described above, it is not practical to estimate the fair value of the Partnership's mortgage obligations.

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

Due to improvements in operations obtained after WelCare's affiliate acquired the Corporate General Partner, the Corporate General Partner caused the Partnership to distribute $150,000 to the Limited Partners during 1991. No distributions were made in 1992. During 1993, the Partnership distributed $750,000 of proceeds from facility sales (see Note 7). During 1994, the Partnership distributed $1,000,000 of proceeds from the sale of the Rainbow Springs facility (see Note 7). No distributions were made during 1995. Cumulative distributions paid to the Limited Partners as of December 31, 1995 were $5,446,590. There have been no distributions to the General Partners.

6.      Property Held for Sale and Loss from Write-Down of Properties

The Partnership recorded write-downs in prior years to reduce the carrying value of certain properties to their estimated net realizable value as determined by the Corporate General Partner. These writedowns were as follows as of December 31, 1995:

							                                               1995           1994

Heritage Manor of Emporia                           $1,317,825     $1,317,825
Heritage Manor of Hoisington                           447,506        447,506
Heritage Manor of Mountain Grove(1)                          -        470,941
						                                              $1,765,331     $2,236,272
(1)  Property was sold in 1995

Property held for sale at December 31 1995, consisted of the Partnership's two nursing home facilities. At December 31, 1994, Property held for sale also included the net book value of property and equipment of The Oaks of Mountain Grove, which was sold in 1995 (See Note 7).

Consolidated Resources Health Care Fund IV and Subsidiaries
(limited partnerships)

Notes to Consolidated Financial Statements



Heritage Manor of Emporia              $431,140
Heritage Manor of Hoisington            313,007
				                                   $744,147

7.      Property Dispositions

The Oaks of Mountain Grove ("Mountain Grove") was sold effective October 18, 1995, and a gain of $377,591 was recognized. Under the terms of the agreement, the purchaser acquired all the assets except patient receivables, Medicaid receivables and Medicare receivables through the closing, and assumed bonds payable of $2,825,000 and accrued interest thereon. In connection with the sale, the Partnership paid cash of $45,697, which included closing costs and certain accrued operating expenses. During the period January 1 through October 18, 1995, Mountain Grove earned approximately $2,275,000 in revenues and incurred approximately $2,115,000 in expenses.

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

Heritage Manor of Red Boiling Springs was sold effective April 30, 1991, and a loss of $26,521 was recognized. The total sales price was $2,950,000. The Partnership received cash of $1,115,000 and a note receivable from the purchaser for $250,000 (quarterly interest payments are due with interest at the rate of 11% per annum, with principal and any unpaid accrued interest due April 30, 1996). The note receivable was collected in September 1995.

In 1989, the joint owner of Rainbow Springs filed for bankruptcy protection. Rainbow Springs was auctioned for sale by the bankruptcy court with jurisdiction over this joint owner on January 31, 1994. The sale was closed on March 31, 1994 at a sales price of $4,200,000. Under the allocation of proceeds, the Partnership received proceeds of $1,410,283 (net of delinquent real estate taxes totalling $1,213,468) and recognized, a gain on sale of $607,169.

Consolidated Resources Health Care Fund IV and Subsidiaries
(limited partnerships)

Notes to Consolidated Financial Statements



8.      Southmark Litigation

In November 1990, the Partnership filed claims against Southmark in the United States Bankruptcy Court for the Northern District of Texas. In August 1991, the Partnership was served notice that on July 12, 1991, Southmark filed suit against the Partnership, the Corporate General Partner, partnerships controlled by affiliates of the Corporate General Partner and partnerships and corporations which are unaffiliated with the Partnership or the Corporate General Partner. The suit was also filed in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. On October 15, 1991, the Partnership filed its response, including counterclaims against Southmark, for alleged fraud and misrepresentation and asserting that in fact Southmark owed amounts to the Partnership as represented by Proof of Claims filed against Southmark's bankruptcy estate.

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

9.      NHI Settlement

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

10.     Workers' Compensation

The Partnership's facilities participated in a self-insured program for workers' compensation liability insurance through July 1989, covering all facilities managed by NHI. The Partnership had satisfied this obligation as part of the settlement with NHI (See Note 9) as of December 31, 1993.

11.     Cost Reimbursements

Accounts receivable and operating revenue include amounts estimated by management to be reimbursable by Medicaid under the provisions of cost reimbursement formulas in effect. Final determination of amounts earned is subject to audit by the intermediaries. In the opinion of management, adequate provision has been made for any adjustments that may result from such audits. Differences between estimated provisions and final settlement are reflected as charges or credits to operating revenue in the year finalized. Medicaid accounted for approximately 49%, 51% and 55% of operating revenue during 1995, 1994 and 1993, respectively.

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


Consolidated Resources Health Care Fund IV and Subsidiaries
(limited partnerships)

Notes to Consolidated Financial Statements



Accounts receivable are recorded at net realizable value and relate principally to amounts due from various state Medicaid programs. Receivables from these programs were approximately as follows:

							                                                 1995      1994

Kansas                                               $110,000  $122,000
Missouri                                               75,000   132,000

Amounts due from Medicaid programs are usually paid on an interim and final basis, depending on the state, generally within 30 to 60 days from date of billing.

12.     Concentration of Credit Risk

At December 31, 1995, the Partnership had cash invested in U.S. Treasury Obligations totalling $200,000 and cash on deposit with a bank which exceeded Federal Deposit Insurance Corporation limits by $721,005.

13.     Supplemental Disclosures of Cash Flow Information

As discussed in Note 1, the Partnership had a forgiveness of debt due to the Corporate General Partner during 1995. In connection with the forgiveness, a gain of $2,266,170 was recorded.

The above amount is included in the extraordinary gain of debt forgiveness on the accompanying statement of cash flows.

As a part of the sale of The Oaks of Mountain Grove described in Note 7, the following assets and liabilities were excluded from the statement of cash flows for the year ended December 31, 1995:

Accounts receivable             $155,445
Accounts payable                (47,762)

Cash of disposed property       $107,683
























                               SCHEDULES


Consolidated Resources Health Care Fund IV and Subsidiaries
(limited partnerships)

Schedule II - Valuation and Qualifying Accounts
Years Ended December 31, 1995, 1994 and 1993



			                              Additions
	             Balance at         charged to
	            beginning of        costs and                        Balance at
		                year           expenses        Deductions(1)   end of year
1995
Allowance for
doubtful
accounts        $ 72,978        $    -          $       -       $72,978

1994
Allowance for
doubtful
accounts        $ 80,864        $9,754          $(17,640)       $72,978

1993
Allowance for
doubtful
accounts        $166,742        $-              $(85,878)       $80,864


(1) Represents direct write-offs of receivables.


ITEM 9.         CHANGES IN  AND DISAGREEMENTS WITH ACCOUNTANTS ON
	ACCOUNTING AND FINANCIAL DISCLOSURE


None.

PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership does not have officers or directors. At December 31, 1991, the General Partners of the Partnership were WelCare Consolidated Resources Corporation of America ("WCRCA"), and Consolidated Associates IV. Effective January 7, 1992, WSC-IV was added as Managing General Partner of the Partnership. The executive officers and director of WSC-IV and WCRCA, who control the affairs of the Partnership, are as follows:

Name and Position    Age  Other Principal Occupations and Other
			                       Directorships During the Past 5 Years

J. Stephen Eaton          Mr. Eaton has been President and Director of
President and        45   WelCare International, Inc. since its formation in
Director                  February 1989.  WelCare International, Inc., an
			                       affiliate of the General Partners, is engaged in
			                       the operation, acquisition, property management
			                       and oversight management of long-term care
  			                     facilities. Since 1988, Mr. Eaton has served as a
			                       Director and is currently Chairman of St. Joseph's
			                       Mercy Care Corporation, a non-profit corporation.

Kent C. Fosha, S   54   Mr. Fosha has been Executive Vice President of
Executive Vice          WelCare International, Inc. since 1990.  WelCare
President               International, Inc., an affiliate of the General
Operations              Partners, is engaged in the operation,
			                     acquisition, property management and oversight
			                     management of long-term care facilities.  Mr.
			                     Fosha is a licensed nursing home administrator in
			                     the state of Georgia.

Alan C. Dahl    35      Mr. Dahl has been Executive Vice President of
Executive Vice          WelCare International, Inc. since February 1991.
President               WelCare International, Inc., an affiliate of the
			                     General Partners, is engaged in the operation,
			                     acquisition, property management and oversight
			                     management of long-term care facilities.  Mr. Dahl
			                     is a certified public accountant.


ITEM 11.        EXECUTIVE COMPENSATION

No individual principal or principals as a group received any direct remuneration from the Partnership.

The General Partners are not compensated directly for their services as general partners of the Partnership. See Item 13 and Item 8, Note 2 for further discussion of compensation paid to affiliates of the General Partners.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A)     Security ownership of certain beneficial owners.

No individual or group as defined by Section 13(d)(3) of the Securities Exchange Act of 1934, known to the Partnership is the beneficial owner of more than 5% of the Partnership's securities.

(B)     Security ownership of management.

The General Partners and their management own less than 1%.

The General Partners are entitled to distributions of cash from operations and from "other sources" (primarily from the sale or refinancing of Partnership properties, as set forth in Item 8, Note 4).

(C)     Change in control.

	None.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Affiliates and former affiliates of the General Partners, in accordance with the Partnership Agreement, may receive compensation for services rendered. The following is a summary of compensation paid to or accrued for the benefit of the General Partners and affiliates in 1995:

Oversight management and management fees        $313,790
Administration of partnership activities (1)    58,176

(1) For reimbursement of expenses incurred by the Corporate General Partner in performing certain administrative functions, including investor relations and accounting.

See Note 2 to the accompanying consolidated financial statements appearing in
Item 8.


PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     The following documents are filed as a part of this report:

	(1)     Consolidated Financial Statements:

		Report of Independent Certified Public Accountants

		Balance Sheets
			as of December 31, 1995 and 1994

		Statements of Operations
			for the Years Ended December 31, 1995, 1994 and 1993

		Statements of Partners' Deficit
			for the Years Ended December 31, 1995, 1994 and 1993

		Statements of Cash Flows
			for the Years Ended December 31, 1995, 1994 and 1993

		Summary of Significant Accounting Policies

		Notes to Consolidated Financial Statements

		Schedule included in Part II, Item 8:

		Schedule II - Valuation and Qualifying Accounts
			for the Years Ended December 31, 1995, 1994 and 1993

Other schedules are omitted since they are not required, are not applicable or the financial information required is included in the financial statements or notes thereto.

	(2)     Exhibits:

The following exhibits are incorporated by reference and are an integral part of this Form 10-K.

    Exhibit Number
(as per Exhibit Table)  Document Description

     2.1 Liquidation Proposal incorporated by reference to the Proxy Statement filed on September 28, 1994 file 0-14435.

     3.1        Amended and Restated Agreement of Limited
                Partnership of Consolidated Resources Health Care
                Fund IV incorporated by reference to Exhibit A to the Registration Statement on Form S-1, Page A-1,
                File No. 2-93219.

     3.2 Amendment to Amended and Restated Agreement of Limited Partnership of Consolidated Resources Health Care Fund IV incorporated by reference to Exhibit A to Proxy Statement filed on November 19, 1991, File No. 0-14435.

     22 Subsidiaries

     27 Financial Data Schedules


(b)     Reports on Form 8-K

	(1)     None


SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	CONSOLIDATED RESOURCES HEALTH CARE FUND IV
	(Registrant)

	By:     WELCARE CONSOLIDATED RESOURCES
	CORPORATION OF AMERICA
	Corporate General Partner

	By:/S/ J. Stephen Eaton
Date    J. Stephen Eaton,
	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated:


	By:/S/ J. Stephen Eaton
Date    J. Stephen Eaton,
	Sole Director and Principal
	Executive Officer of the
	Corporate General Partner

	By:/S/ Alan C. Dahl
Date    Alan C. Dahl
	Chief Financial Officer
 of the Corporate
	General Partner




Exhibit Index

Exhibit Number  Description     Sequential Page Number

     3.1        Amended and Restated Agreement of Limited
               	Partnership of Consolidated Resources
	               Health Care Fund IV incorporated by
	               reference to Exhibit A to the Registration
	               Statement on Form S-1, Page A-1, File
	               No. 2-93219.    N/A

     3.2        Amendment to Amended and Restated Agreement
	               of Limited Partnership of Consolidated Resources Health Care Fund IV incorporated by reference
	               to Exhibit A to Proxy Statement filed on
	               November 19, 1991, File No. 0-14435.    N/A

     22 Subsidiaries    35


     27 Financial Data Schedules        N/A





Exhibit 22

SUBSIDIARY (LIMITED PARTNERSHIPS)


Hiawatha Healthcare, Ltd. (Inactive)
Rainbow Springs Associates, L.P. (Inactive)