Form 10-Q
period 1996-03-31
CONSOLIDATED RESOURCES HEALTH CARE FUND IV
filed 1996-05-16
CIK 752895

UNITED STATES
			 SECURITIES AND EXCHANGE COMMISSION
			       WASHINGTON, D.C. 20549

				     FORM 10-Q



(Mark one)

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended       March 31, 1996
	OR
( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

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



					     March 31,     December 31,
					     1996          1995
					      (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                  $    611,181  $    628,543
  Accounts receivable, net of allowance
    for doubtful accounts of $72,978              466,458       477,805
  Prepaid expenses                                 78,529        18,529
  Property held for sale                          710,046       744,147
    Total current assets                        1,866,214     1,869,024

  Restricted escrows and other deposits            55,616        49,241
  Deferred loan costs, net of accumulated
    amortization of $90,048 in 1995.                    -        34,931
    Total other assets                             55,616        84,172
					     $  1,921,830  $  1,953,196
LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
  Current maturities of long-term
   obligations including debt in default     $  1,738,264  $  1,763,962
  Trade accounts payable                          212,147       156,102
  Accrued compensation                            109,192       126,004
  Insurance payable                                69,365        58,255
  Accrued interest                                 45,597        46,637
  Accrued real estate taxes                        51,042        43,376
    Total current liabilities                   2,225,607     2,194,336


Partners' equity (deficit):
  Limited partners                                372,725       432,856
  General partners                               (676,501)     (673,996)
    Total partners' deficit                      (303,776)     (241,140)
					     $  1,921,830  $  1,953,196



See accompanying notes to consolidated financial statements           2


CONSOLIDATED RESOURCES HEALTH CARE FUND IV
CONSOLIDATED STATEMENTS OF OPERATIONS
     (Unaudited)


				       Three months ended
				       March 31,
					   1996    1995

Revenues:
  Operating revenues                   $  891,546  $1,346,491
  Interest income                           5,421      11,633
    Total revenues                        896,967   1,358,124

Expenses:
  Operating expenses                      821,214   1,350,963
  Interest                                 43,531     118,526
  Depreciation and amortization            74,013      83,729
  Partnership administration
     costs                                 20,846      19,883
    Total expenses                        959,603   1,573,101

Loss before extraordinary gain            (62,636)   (214,977)

Extraordinary gain on extinguishment
of debt (Note 5)                                -   2,266,170

Net income (loss)                      $  (62,636) $2,051,193

Net loss per L.P. unit before
  exraordinary gain                         (2.29)      (7.85)

Extraordinary gain on extinguishment
  of debt per L.P. unit                         -       82.76

Net Income per L.P. unit               $    (2.29) $    74.91

L.P. units outstanding                     26,283      26,283










See accompanying notes to consolidated financial statements        3






CONSOLIDATED RESOURCES HEALTH CARE FUND IV
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


						Three months ended March 31,
					       1996         1995

Operating Activities:
  Cash received from residents
     and government agencies                   $   902,892  $ 1,296,789
  Cash paid to suppliers and employees            (844,051)  (1,355,447)
  Cash paid to restricted escrows                   (6,375)     (35,263)
  Interest received                                  5,421       11,633
  Interest paid                                    (44,571)     (44,890)
Cash provided by (used in)
  operating activities                              13,317     (127,178)

Investing Activities:
  Additions to property and equipment
     held for sale                                  (4,981)     (34,090)
Cash used in investing activites                    (4,981)     (34,090)

Financing Activities:
  Principal payments on long-term obligations      (25,698)     (23,204)
Cash used in financing activities                  (25,698)     (23,204)

Net decrease in cash
     and cash equivalents                          (17,362)    (184,472)

Cash and cash equivalents, beginning of period     628,543      820,321

Cash and cash equivalents, end of period       $   611,181  $   635,849























See accompanying notes to consolidated financial statements.          5



CONSOLIDATED RESOURCES HEALTH CARE FUND IV
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


					      Three months ended March 31,
						   1996         1995

Reconciliation of Net Income (Loss)
  to Cash Used in Operating
  Activities:

Net income                                     $   (62,636) $ 2,051,193
Adjustments to reconcile net income (loss)
   to cash used in operating
   activities:
      Depreciation and amortization                 74,013       83,729
      Extraordinary gain of extinguishment of debt           (2,266,170)
Changes in assets and liabilities:
      Accounts receivable                           11,347      (49,702)
      Other assets                                 (60,000)           -
      Restricted escrow and other deposits          (6,375)     (35,263)
      Trade accounts payable and
	accrued liabilities                         56,969       89,035

Cash provided by (used in)
      operating activities                     $    13,317  $  (127,178)










See accompanying noes to consolidated financial statements








CONSOLIDATED RESOURCES HEALTH CARE FUND IV
CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
 (Unaudited)

							    Total
							    Partners'
				  General     Limited       Deficit

Balance, at December 31, 1994   $ (1,403,484) $   (738,711) $ (2,142,195)

Net income                            82,048     1,969,145     2,051,193

Balance, at March 31, 1995      $ (1,321,436) $  1,230,434  $    (91,002)


Balance, at December 31, 1995   $   (673,996) $    432,856  $   (241,140)

Net income (loss)                     (2,505)      (60,131)      (62,636)

Balance, at March 31, 1995      $   (676,501) $    372,725  $   (303,776)






















See accompanying notes to consolidated financial statements.           4




CONSOLIDATED RESOURCES HEALTH CARE FUND IV


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 1995

NOTE 1.

The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three months ended March 31, 1996, are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

NOTE 2.

The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to WelCare Service Corporation-IV (the "Managing General Partner"), at 7000 Central Parkway, Suite 970, Atlanta, Georgia, 30328.

NOTE 3.

A summary of compensation paid to or accrued for the benefit of the Partnership's general partners and their affiliates and amounts reimbursed for costs incurred by these parties on the behalf of the Partnership are as follows:
						   Three Months Ended
							 March 31,
						      1996      1995

Charged to costs and expenses:
Property management and oversight
management fees                                      $53,316  $80,417
Financial accounting, data processing,
tax reporting, legal and compliance,
investor relations and supervisi on
of outside services                                  $20,846  $19,883


NOTE 4.

The Partnership's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 1996, the Partnership has experienced working capital deficiencies, had defaulted on certain debt obligations and had no assurance of any financial support from the General Partners.

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

 NOTE 5:

In July 1991, Southmark filed suit demanding payment of alleged advances to the Partnership. In 1991, after WelCare's affiliate acquired the Corporate General Partner, it challenged the validity of these payables through claims filed against the Southmark Bankruptcy Estate. In February 1994, the suits were settled whereby the Partnership was released of all liabilities to Southmark. Accordingly, during the first quarter 1995 the Partnership recorded a gain on debt extinguishment related to this settlement $2,266,170


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As discussed in Note 4, the Partnership's two mortgage debt obligations were in default as of March 31, 1996. These obligations matured April 1, 1996. The Partnership is currently seeking an extension from the lender to allow for the sale of the facilities

At March 31, 1996, and December 31, 1995, the Partnership has held available for sale all of its nursing home facilities. Accordingly, the Partnership has classified the facilities as Property held for sale in the accompanying balance sheets.


 Results of Operations

Revenues:

Operating revenue decreased by $454,945 for the quarter ended March 31, 1996, compared to the third quarter of the prior year. This decrease was due primarily to the sale of the Oaks of Mountain Grove in the third quarter of 1995. Operating revenues generated by the sold facility were $549,246 during the first quarter of 1995. The reduction in revenue was offset primarily by increased reimbursement rates at the Partnership's remaining facilities.

Expenses:

Operating expenses decreased by $529,749 for the quarter ended March 31, 1996, as compared to the same period in the prior year. As discussed above, Mountain Grove was sold during the third quarter of 1995. Operating expense incurred by the sold facility were $615,104. The increase in operating expenses at the Partnership's nursing facilities was due primarily to general inflationary increases in health care costs, and an increase in therapy services being provided.

Liquidity and Capital Resources

As discussed in Note 4, the Partnership's financial statements have been presented on the basis that it is a going concern. The Partnership does not anticipate improved liquidity during the remainder of 1996, due to the expected operating cash flow from the Partnership's two remaining facilities, monthly debt service payments and the payment of recurring partnership expenses. As discussed in more detail below, the Partnership is currently seeking an extension on debt obligations secured by its two remaining facilities. Should the lenders of these debts pursue their satisfaction, the related facilities could be lost to foreclosure and the financial resources and liquidity of the Partnership could be adversely impacted.

At March 31, 1996, the Partnership held cash and cash equivalents of $611,181 a decrease of $17,362 from the amount held at December 31, 1995. The cash balance is being held in reserve for working capital, capital improvements and operating contingencies.

During 1996, the Partnership maintained current debt service payments on all of its debt secured by facilities currently owned by the Partnership. The Partnership should produce sufficient cash flow from operations during 1996 to continue to satisfy current monthly debt service obligations.

On September 14, 1995 the Partnership received $250,000 in payment of its note receivable from the Purchaser of Red Boiling Springs, a facility sold by the Partnership in 1991. These funds will be used to meet working capital requirements.

As of March 31, 1996, the Partnership was not obligated to perform any major capital additions or renovations. No such capital expenditures or renovations are planned for the next twelve months, other than necessary minor repairs, maintenance and capital expenditures which are expected to be funded by operations.

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

	CONSOLIDATED RESOURCES HEALTH CARE FUND IV

	 By:    WELCARE SERVICE CORPORATION - IV
		 Managing General Partner



Date: May 15, 1996              By:     /s/ J. Stephen Eaton
					J. Stephen Eaton,
					President



Date: May 15, 1996               By:     /s/ Alan C. Dahl
					 Alan C. Dahl,
					 Vice President and Principal
					 Financial Officer