Form 10-Q
period 1996-06-30
CONSOLIDATED RESOURCES HEALTH CARE FUND IV
filed 1996-08-19
CIK 752895

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C. 20549

	FORM 10-Q



(Mark one)

(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended   June 30, 1996
OR

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



 400 Perimeter Center Terrace, Suite 650, Atlanta, Georgia 30346

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


PART I. - FINANCIAL INFORMATION
CONSOLIDATED RESOURCES HEALTH CARE FUND IV
CONSOLIDATED BALANCE SHEETS
(Unaudited)


					     June 30,      December 31,
					     1996          1995

ASSETS
Current assets:
  Cash and cash equivalents                  $    496,043  $    628,543
  Accounts receivable, net of allowance
    for doubtful accounts of $72,978              515,526       477,805
  Prepaid expenses                                 78,529        18,529
  Property held for sale                          692,064       744,147
    Total current assets                        1,782,162     1,869,024

  Restricted escrows and other deposits            61,991        49,241
  Deferred loan costs, net of accumulated
    amortization of $106,243 in 1996.                   -        34,931
    Total other assets                             61,991        84,172
					     $  1,844,153  $  1,953,196
LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
  Current maturities of long-term
   obligations including debt in default     $  1,711,872  $  1,763,962
  Trade accounts payable                          183,027       156,102
  Accrued compensation                            125,066       126,004
  Insurance payable                                71,324        58,255
  Accrued interest                                 43,607        46,637
  Accrued real estate taxes                        57,267        43,376
    Total current liabilities                   2,192,163     2,194,336


Partners' equity (deficit):
  Limited partners                                330,261       432,856
  General partners                               (678,271)     (673,996)
    Total partners' deficit                      (348,010)     (241,140)
					     $  1,844,153  $  1,953,196














See accompanying notes to consolidated financial statements           2







CONSOLIDATED RESOURCES HEALTH CARE FUND IV
CONSOLIDATED STATEMENTS OF OPERATIONS
    (Unaudited)


			 Three months ended       Six months ended
			 June 30,                 June 30,
			     1996    1995             1996    1995

Revenues:
  Operating revenues     $  834,202  $ 1,413,201  $1,725,748  $2,759,692
  Interest income             4,204       22,938       9,625      34,571
    Total revenues          838,406    1,436,139   1,735,373   2,794,263

Expenses:
  Operating expenses        793,144    1,436,306   1,614,358   2,787,269
  Interest                   40,705      117,662      84,236     236,188
  Depreciation and amortiz   39,081       85,595     113,094     169,324
  Partnership administration
     costs                    9,708        9,895      30,554      29,778
    Total expenses          882,638    1,649,458   1,842,243   3,222,559

Loss before extraordinary   (44,232)    (213,319)   (106,870)   (428,296)

Extraordinary gain on
   settlement of advances         -            -           -   1,941,358

Net income (loss)        $  (44,232) $  (213,319) $ (106,870) $1,513,062

Net loss per L.P. unit before
  exraordinary gain           (1.62)       (7.79)      (3.90)     (15.64)

Extraordinary gain on
  settlement of advances          -            -           -       70.91

Net income per L.P. unit $    (1.62) $     (7.79) $    (3.90) $    55.27

L.P. units outstanding       26,283       26,283      26,283      26,283
















See accompanying notes to consolidated financial statements        3



CONSOLIDATED RESOURCES HEALTH CARE FUND IV
CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
 (Unaudited)

							     Total
							     Partners'
				  General     Limited        Deficit

Balance, at December 31, 1994   $   (738,711) $  (1,403,484) $ (2,142,195)

Net income                            60,522      1,452,540     1,513,062

Balance, at June 30, 1995       $   (678,189) $      49,056  $   (629,133)


Balance, at December 31, 1995   $   (673,996) $     432,856  $   (241,140)

Net loss                              (4,275)      (102,595)     (106,870)

Balance, at June 30, 1996       $   (678,271) $     330,261  $   (348,010)


































See accompanying notes to consolidated financial statements.            4







CONSOLIDATED RESOURCES HEALTH CARE FUND IV
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


						Six months ended June 30,
					       1996         1995

Operating Activities:
  Cash received from residents
     and government agencies                   $ 1,688,027  $  2,494,634
  Cash paid to suppliers and employees          (1,651,966)   (2,655,901)
  Cash paid to restricted escrows                  (12,750)       34,571
  Interest received                                  9,625      (236,010)
  Interest paid                                    (87,265)       (1,554)
Cash used in operating activities                  (54,329)     (364,260)

Investing Activities:
  Additions to property and equipment
     held for sale                                 (26,080)      (49,505)
Cash used in investing activites                   (26,080)      (49,505)

Financing Activities:
  Principal payments on long-term obligations      (52,090)      (46,327)
Cash used in financing activities                  (52,090)      (46,327)

Net decrease in cash
     and cash equivalents                         (132,500)     (460,092)

Cash and cash equivalents, beginning of period     628,543       820,321

Cash and cash equivalents, end of period       $   496,043  $    360,229




















See accompanying notes to consolidated financial statements.           5



CONSOLIDATED RESOURCES HEALTH CARE FUND IV
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


						Six months ended June 30,
					       1996         1995

Reconciliation of Net Income
  to Cash Used in Operating
  Activities:

Net income (loss)                              $  (106,870) $  1,513,062
Adjustments to reconcile net income
   to cash used in operating
   activities:
      Depreciation and amortization                113,094       169,324
      Extraordinary gain of extinguishment of debt            (1,941,358)
Changes in assets and liabilities:
      Accounts receivable                          (37,721)     (265,058)
      Other assets                                 (60,000)            -
      Restricted escrow and other deposits         (12,750)            -
      Trade accounts payable and
	accrued liabilities                         49,917       159,769

Cash used in operating activities              $   (54,329) $   (364,260)












See accompanying notes to consolidated financial statements.       6



CONSOLIDATED RESOURCES HEALTH CARE FUND IV



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 1996

NOTE 1.

The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the six months ended June 30, 1996, are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

NOTE 2.

The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to WelCare Service Corporation-IV (the "Managing General Partner"), at 400 Perimeter Center Terrace, Suite 650, Atlanta, Georgia, 30346.

NOTE 3.

A summary of compensation paid to or accrued for the benefit of the Partnership's general partners and their affiliates and amounts reimbursed for costs incurred by these parties on the behalf of the Partnership are as follows:

						    Six Months Ended
							 June 30,
						      1996      1995

Charged to costs and expenses:
Property management and oversight
management fees                                     $103,370  $165,678
Financial accounting, data processing,
tax reporting, legal and compliance,
investor relations and supervision
of outside services                                 $30,554   $29,778


NOTE 4.

The Partnership's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 1996, the Partnership has experienced working capital deficiencies, had defaulted on certain debt obligations and had no assurance of any financial support from the General Partners.

The Partnership's continued existence is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, and to obtain additional financing as may be required

NOTE 5:

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

NOTE 6:

The Partnership was in default on its long-term debt obligations secured by Heritage Manor of Hoisington ("Hoisington") and Heritage Manor of Emporia ("Emporia") as of June 30, 1996 as the loans were due April 1, 1996. Accordingly, these obligations were included in Current maturities of long-term obligations in the accompanying balance sheets. On July 30, 1996, the lender filed foreclosure proceedings in the Barton county court to secure their position at Hoisington. While risk of foreclosure exists, the Corporate General Partner has an open dialogue with the lender and anticipates receiving the necessary time to complete the partnership's liquidation process and satisfy the loan. The Partnership continues to make full debt service on the facilities.


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

As discussed in Item 1, Note 6, the Partnership's two mortgage debt obligations were in default as of June 30, 1996.

At June 30, 1996 the Partnership has held available for sale all of its nursing home facilities. Accordingly, the Partnership has classified the facilities as Property held for sale in the accompanying balance sheets.


Results of Operations

Revenues:

Operating revenue decreased by $578,999 for the quarter ended June 30, 1996, compared to the second quarter of the prior year. This decrease was due primarily to the sale of the Oaks of Mountain Grove in the third quarter of 1995. Operating revenues generated by the sold facility were $623,880. The reduction in revenue was offset by increased reimbursement rates at the Partnership's remaining facilities.


Expenses:

Operating expenses decreased by $643,162 for the quarter ended June 30, 1996, as compared to the same period in the prior year. As discussed above, Mountain Groves was sold during the third quarter of 1995. Operating expenses incurred by the sold facility were $650,993 during the second quarter of 1995. The increase in operating expenses at the Partnership's nursing facilities was due primarily to general inflationary increases.


Liquidity and Capital Resources

At June 30, 1996, the Partnership held cash and cash equivalents of $496,043 a decrease of $132,500 from the amount held at December 31, 1995. The cash balance is being held in reserve for working capital, capital improvements and operating contingencies.

During 1995, the Partnership maintained current debt service payments on all of its debt secured by facilities currently owned by the Partnership. The Partnership should produce sufficient cash flow from operations during 1996 to continue to satisfy current monthly debt service obligations.

As of June 30, 1996, the Partnership was not obligated to perform any major capital additions or renovations. No such capital expenditures or renovations are planned for the next twelve months, other than necessary minor repairs, maintenance and capital expenditures which are expected to be funded by operations.

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

The Partnership is in default on the long-term debt obligations secured by Heritage Manor of Hoisington and Heritage Manor of Emporia as these loans were due April 1, 1996. The Partnership is currently seeking purchasers for these facilities at a sale price that would satisfy the operating and debt obligations extensions sufficient to allow for the orderly sale of these facilities, however, there can by no assurance that the facilities can by sold prior to foreclosure. As long as these default situations exist, the Partnership has no existing lines of credit to draw upon should present resources or cash flow from operations by inadequate.




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

	CONSOLIDATED RESOURCES HEALTH CARE FUND IV

	 By:    WELCARE SERVICE CORPORATION - IV
		 Managing General Partner



Date:August 19, 1996        By:    /s/ J. Stephen Eaton
				   J. Stephen Eaton,
				   President



Date:August 19, 1996        By:    /s/ Alan C. Dahl
				   Alan C. Dahl,
				   Vice President and Principal
				   Financial Officer