Form 10-Q
period 1996-09-30
CONSOLIDATED RESOURCES HEALTH CARE FUND IV
filed 1996-11-14
CIK 752895

UNITED STATES
		     SECURITIES AND EXCHANGE COMMISSION
			  WASHINGTON, D.C. 20549

				FORM 10-Q



(Mark one)

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended   September 30, 1996
				  OR
( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

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



			    THERE ARE NO EXHIBITS
			    PAGE ONE OF 13 PAGES.


			PART I. - FINANCIAL INFORMATION
		  CONSOLIDATED RESOURCES HEALTH CARE FUND IV
			  CONSOLIDATED BALANCE SHEETS
				  (Unaudited)


					       September 30,  December 31,
						   1996          1995

ASSETS
Current assets:
  Cash and cash equivalents                  $    655,778  $    628,543
  Accounts receivable, net of allowance
    for doubtful accounts of $72,978              434,717       477,805
  Prepaid expenses                                 78,362        18,529
  Property held for sale                          657,648       744,147
    Total current assets                        1,826,505     1,869,024

  Restricted escrows and other deposits            43,204        49,241
  Deferred loan costs, net of accumulated
    amortization of $106,243 in 1996                    -        34,931
    Total other assets                             43,204        84,172
					     $  1,869,709  $  1,953,196
LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
  Current maturities of long-term
   obligations including debt in default     $  1,693,758  $  1,763,962
  Trade accounts payable                          164,025       156,102
  Accrued compensation                             96,932       126,004
  Insurance payable                                69,949        58,255
  Accrued interest                                 56,497        46,637
  Accrued real estate taxes                        41,895        43,376
    Total current liabilities                   2,123,056     2,194,336


Partners' equity (deficit):
  Limited partners                                421,137       432,856
  General partners                               (674,484)     (673,996)
    Total partners' deficit                      (253,347)     (241,140)
					     $  1,869,709  $  1,953,196








See accompanying notes to consolidated financial statements.

		    CONSOLIDATED RESOURCES HEALTH CARE FUND IV
		      CONSOLIDATED STATEMENTS OF OPERATIONS
				   (Unaudited)


			   Three months ended       Nine months ended
			      September 30,            September 30,
			     1996        1995        1996       1995

Revenues:
  Operating revenues     $  992,651  $ 1,446,990  $2,718,399  $4,206,682
  Interest income             5,833        8,630      15,457      43,201
    Total revenues          998,484    1,455,620   2,733,856   4,249,883

Expenses:
  Operating expenses        810,664    1,385,584   2,425,022   4,158,529
  Interest                   39,515      118,471     123,750     354,659
  Depreciation and amort.    39,081       84,463     152,175     253,787
  Partnership administration
     costs                   14,562        4,532      45,116      75,542
    Total expenses          903,822    1,593,050   2,746,063   4,842,517

Income (loss) before
   extrordinary gain         94,662     (137,430)    (12,207)   (592,634)

Extraordinary gain on
   settlement of advances         -            -           -   1,941,358

Net income (loss)        $   94,662  $  (137,430) $  (12,207) $1,348,724

Net income (loss) per L.P. unit
  before extraordinary gain    3.46        (5.02)      (0.45)     (21.65)

Extraordinary gain on
  settlement of advances          -            -           -       73.13

Net income (loss) per L.P.
  unit                    $    3.46  $     (5.02) $    (0.45) $    51.48

L.P. units outstanding       26,283       26,283      26,283      26,283





See accompanying notes to consolidated financial statements.

		     CONSOLIDATED RESOURCES HEALTH CARE FUND IV
		       CONSOLIDATED STATEMENTS OF CASH FLOWS
				   (Unaudited)


						Nine months ended September
						    1996         1995

Operating Activities:
  Cash received from residents
     and government agencies                   $ 2,761,487  $  4,059,638
  Cash paid to suppliers and employees          (2,540,907)   (4,042,749)
  Cash paid to restricted escrows,
     net of escrow distribution                      6,037        (5,673)
  Interest received                                 15,457        43,201
  Interest paid                                   (113,890)     (282,761)
Cash (used in) provided by operating activities    128,184      (228,344)

Investing Activities:
  Additions to property and equipment
     held for sale                                 (30,745)      (66,149)
  Collection of note receivable                          -       250,000
Cash (used in) provided by investing activites     (30,745)      183,851

Financing Activities:
  Principal payments on long-term obligations      (70,204)      (69,718)
Cash (used in) financing activities                (70,204)      (69,718)

Net (decrease) increase in cash
     and cash equivalents                           27,235      (114,211)

Cash and cash equivalents, beginning of period     628,543       820,321

Cash and cash equivalents, end of period       $   655,778  $    706,110





See accompanying notes to consolidated financial statements.



	       CONSOLIDATED RESOURCES HEALTH CARE FUND IV
		 CONSOLIDATED STATEMENTS OF CASH FLOWS
			       (Unaudited)


						Nine months ended September
						    1996         1995

Reconciliation of Net Income (Loss)
  to Cash (Used in) Provided by Operating
  Activities:

Net income (loss)                              $   (12,207) $  1,348,724
Adjustments to reconcile net income (loss)
   to cash (used in) provided by operating
   activities:
      Depreciation and amortization                152,175       253,787
      Extraordinary gain of extinguishment of debt       -    (1,941,358)
Changes in assets and liabilities:
      Accounts receivable                           43,088      (147,046)
      Other assets                                 (59,833)            -
      Restricted escrow and other deposits           6,037             -
      Trade accounts payable and
	accrued liabilities                         (1,076)      257,548

Cash used in operating activities              $   128,184  $   (228,344)






See accompanying notes to consolidated financial statements.

		CONSOLIDATED RESOURCES HEALTH CARE FUND IV
	   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
				(Unaudited)

								 Total
								 Partners'
				     General      Limited        Deficit

Balance, at December 31, 1994   $   (738,711) $  (1,403,484) $ (2,142,195)

Net income                            (4,292)     1,353,016     1,348,724

Balance, at September 30, 1995  $   (684,762) $    (108,709) $   (793,471)


Balance, at December 31, 1995   $   (673,996) $     432,856  $   (241,140)

Net loss                                (488)       (11,719)      (12,207)

Balance, at September 30, 1996  $   (674,484) $     421,137  $   (253,347)




See accompanying notes to consolidated financial statements.



		   CONSOLIDATED RESOURCES HEALTH CARE FUND IV
		   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			       September 30, 1996

NOTE 1.

The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the nine months ended September 30, 1996, are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

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

NOTE 3.

A summary of compensation paid to or accrued for the benefit of the Partnership's general partners and their affiliates and
amounts reimbursed for costs incurred by these parties on the behalf of the Partnership are as follows:
							Nine Months Ended
							   September 30,
							  1996      1995

Charged to costs and expenses:
Property management and oversight
management fees                                         $162,928   $252,648
Financial accounting, data processing,
tax reporting, legal and compliance,
investor relations and supervision
of outside services                                     $ 45,116   $ 48,633


NOTE 4.

The Partnership's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 1996, the Partnership has experienced working capital deficiencies, had defaulted on certain debt obligations and had no assurance of any financial support from the General Partners.

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

NOTE 6:

The Partnership is in default on its long-term debt obligations secured by Heritage Manor of Hoisington ("Hoisington") and Heritage Manor of Emporia ("Emporia"), as these debts were due to be repaid on April 1, 1996. The Partnership and the lender of these matured loans are currently negotiating a standstill agreement. Under this agreement, the Partnership has additional time to pursue the sale of the facilities while it continues to pay monthly debt service payments on terms substantially similar to the original terms of the notes. Accordingly, these obligations were included in Current maturities of long-term obligations in the accompanying balance sheets. The Partnership is current on and continues to pay its monthly debt service.


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

As discussed in Item 1, Note 6, the Partnership's two mortgage debt obligations were in default as of September 30, 1996. The Partnership will continue to operate the facilities and plans to negotiate an extension with its lenders while it proceeds with the sale of the properties.

At September 30, 1996 the Partnership has held available for sale all of its nursing home facilities. Accordingly, the Partnership has classified the facilities as Property held for sale in the accompanying balance sheet.


Results of Operations

Revenues:

Operating revenue decreased by $ 454,339 for the quarter ended September 30, 1996, compared to the second quarter of the prior year. This decrease was due primarily to the sale of the Oaks of Mountain Grove in the third quarter of 1995. Operating revenues generated by the sold facility were $602,843. The reduction in revenue was offset by increased census and Medicare patients at Hoisington.


Expenses:

Operating expenses decreased by $574,920 for the quarter ended September 30, 1996, as compared to the same period in the prior year. As discussed above, Mountain Grove was sold during the third quarter of 1995. Operating expense incurred by the sold facility was $739,575. The increase in operating expenses at the Partnership's nursing facilities was due primarily to general inflationary increases in health care costs, and an increase in therapy services being provided.


Liquidity and Capital Resources

At September 30, 1996, the Partnership held cash and cash equivalents of $ 655,778 an increase of $27,235 from the amount held at December 31, 1995. The cash balance is being held in reserve for working capital, capital improvements and operating contingencies.

During 1995, the Partnership maintained current debt service payments on all of its debt secured by facilities currently owned by the Partnership. The Partnership should produce sufficient cash flow from operations during 1996 to continue to satisfy current monthly debt service obligations.

As of September 30, 1996, the Partnership was not obligated to perform any major capital additions or renovations. No such capital expenditures or renovations are planned for the next twelve months, other than necessary minor repairs, maintenance and capital expenditures which are expected to be funded by operations.

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

	CONSOLIDATED RESOURCES HEALTH CARE FUND IV

	 By:    WELCARE SERVICE CORPORATION - IV
		 Managing General Partner



Date: November 14, 1996            By:  /s/ J. Stephen Eaton
					    J. Stephen Eaton,
					    President



Date: November 14, 1996            By:  /s/ Alan C. Dahl
					    Alan C. Dahl,
					    Chief Financial Officer
					    of the Corporate General Partner