Form 10-K405
period 1996-12-31
CONSOLIDATED RESOURCES HEALTH CARE FUND IV
filed 1997-04-23
CIK 752895

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K405

For annual and transition reports pursuant to sections 13 or 15 (d) of the Securities Exchange Act of 1934.

(Mark One)

(X)         ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15  (d)  OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996
                                            -----------------

                             OR
(  )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                   For the transition period from ___to___
                     Commission file number 0-14435

                   CONSOLIDATED RESOURCES HEALTH CARE FUND IV
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Georgia                                  58-1582370
--------------------------------------------------------------------------------
   (State or other jurisdiction of                (I.R.S. Employer
      corporation or organization)                identification No.)


        400 Perimeter Center Terrace, Suite 650, Atlanta, Georgia 30346
--------------------------------------------------------------------------------
               (Address of principal executive offices)(Zip Code)


Registrant's telephone number, including area code      770-698-9040
                                                        ------------




Securities registered pursuant to Section 12(b)of the Act:None
---------------------------------------------------------

Securities  registered  pursuant to Section 12(g)of the Act:Limited  Partnership
-----------------------------------------------------------
Units

Indicate by check mark whether the registrant,(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.    Yes    x      No
                              ----

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

Documents Incorporated by Reference:  See Page 29.

                       SEE INDEX TO EXHIBITS ON PAGE 31.
                             PAGE ONE OF 32 PAGES.

PART I

ITEM 1.  BUSINESS

Consolidated Resources Health Care Fund IV (the "Partnership") was organized on August 10, 1984, as a Limited Partnership under the provisions of the Georgia Uniform Limited Partnership Act.

At December 31, 1996, the Partnership had three general partners (the "General Partners"), WelCare Consolidated Resources Corporation of America, a Nevada corporation, serving as the corporate general partner ("WCRCA" or the "Corporate General Partner"), Consolidated Associates IV, and WelCare Service
Corporation-IV ("WSC-IV" or the "Managing General Partner"), a Georgia Corporation, serving as managing general partner. At December 31, 1996, WCRCA and WSC-IV were wholly-owned subsidiaries of Centennial Acquisition Corporation ("CAC"), a Georgia corporation, which is in turn a wholly-owned subsidiary of Centennial Healthcare Corporation, ("Centennial"). Prior to December 1996, CAC and Centennial were known as WelCare Acquisition Corp. and WelCare International, Inc., respectively. Consolidated Associates IV, a Georgia general partnership, is composed of WCRCA, as the managing general partner, and individuals who were previously associated with Consolidated Resources Corporation of America ("CRCA"). On January 30, 1997, all of the stock of the Corporate General Partner and the Managing General Partner was sold to Consolidated Partners Corporation, which is wholly-owned by the president of Centennial, who is also a general partner of Consolidated Associates IV.

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

The Partnership's primary business and only industry segment is to own, operate and ultimately dispose of a diversified portfolio of health care related real properties for the benefit of its Limited Partners. As of December 31, 1996 and 1995, the Partnership owned two nursing homes in Kansas. During October 1995, the Partnership sold a nursing home located in Missouri (See Item 8, Note 7).

Current Developments

A majority in interest of the Partnership's Limited Partners approved a proposal, on October 18, 1994, which provides for the sale of all of the remaining Partnership assets and the eventual dissolution of the Partnership, as outlined in a proxy statement dated September 28, 1994. Under the approved proposal, the Limited Partners consented for the Managing General Partner to attempt to sell or otherwise dispose of its remaining properties prior to October 18, 1997. Upon the disposition of all of its assets, the approved proposal requires that the Managing General Partner dissolve the Partnership.

As discussed in Item 8, Note 4, the Partnership's mortgage debt obligations were in default as of December 31, 1996. The Partnership will continue to operate the facilities and plans to sell the properties to prospective purchasers. The Managing General Partner anticipates that the Partnership's two remaining facilities will be sold during 1997. Mortgage debt obligations secured by these facilities matured April 1996. The Partnership has obtained an extension from the lender until May 31, 1997 to satisfy these debts.

Operation of Nursing Home Facilities

At the beginning of 1991, all six of the Partnership's existing nursing homes were managed by National Heritage, Inc. ("NHI"). NHI, a New York Stock Exchange listed company, was affiliated with the Partnership prior to Centennial's subsidiary's acquisition of the Corporate General Partner on November 20, 1990. Effective March 1, 1991, NHI was terminated as manager of Kent's Nursing Center and Life Care Centers of America, Inc. ("LCCA"), a privately-owned corporation, began managing this facility. In September 1991, the Partnership terminated NHI as manager of the Partnership's three facilities located in Kansas. In the fourth quarter of 1991, the Partnership notified NHI that effective January 31, 1992, NHI was terminated from providing management services at the Partnership's remaining two facilities. Lawsuits between the Partnership and NHI ensued and on December 31, 1991, NHI and the Partnership entered into a Consent Order which allowed NHI to perform accounting services for two facilities under the supervision of the Corporate General Partner and the Court. This litigation was resolved in October 1993 and NHI no longer performs accounting or any other services for the Partnership's facilities.

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

As a  result  of  efforts  made  by the  Corporate  General  Partner,  in 1991 a distribution of $150,000 was made to the Limited Partners, the first such distribution since 1987. No distributions were made in 1992. During 1993, the Partnership distributed $750,000 to the Limited Partners as proceeds from the facility sales. During 1994, the Partnership distributed $1,000,000 to the Limited Partners from the sale of Rainbow Springs. No limited partner distributions were made during 1995 or 1996.

The Partnership's Rainbow Springs parcel contained undeveloped land, a partially developed hotel and two operating 18-hole golf courses. The Rainbow Springs facility competed with other golf courses in the Milwaukee, WI market, as well as against other facilities with spring and summer recreational activities. In 1989, the joint owner of Rainbow Springs filed for bankruptcy protection. The bankruptcy court, having jurisdiction over this joint owner, ordered a public auction to take place on January 31, 1994, and the sale of the property was closed on March 21, 1994.

As of December 31, 1996, the Partnership employed approximately 128 persons, including administrative, nursing, dietary, social services and maintenance personnel.

The services provided at the Partnership's nursing facilities consist of long-term nursing care. Nursing care consists of 24 hour professional nursing care and related medical services prescribed by the resident's physician, as well as assistance or supervision with activities of daily living such as dressing, grooming, bathing, medication and dietary needs.

All of the nursing facilities are certified to receive benefits under joint Federal and state funded programs administered by the state of Kansas to provide medical assistance to the indigent, known generally as the "Medicaid". Benefits under the Federal Health Insurance for the Aged Act ("Medicare") are for skilled care only in those facilities which are certified for this program. Medicaid reimbursement formulas vary by state and are established in accordance with Federal guidelines. Typically, Medicaid provides for reimbursement for nursing home care of an all-inclusive nature up to specified limits based on historical costs, with adjustments for inflation. Federal law requires that Medicaid reimbursement rates be reasonable and adequate to meet the costs that must be incurred by efficiently and economically operated facilities to provide care and services in conformity with applicable laws, regulations and quality and safety standards. Medicaid payments are generally set prospectively for each facility, with the exception of a few states, where retrospective settlement exists.

The Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy and determinations by intermediaries, and to governmental funding restrictions, all of which may materially increase or decrease program payments to long-term care facilities and could adversely affect the operations of the Partnership's nursing home facilities.

In the operation and sale of its long-term care facilities, the Partnership competes with a number of individuals and entities, including large, national nursing home chains and small, locally owned geriatric facilities. Some competing operators have greater financial resources than the Partnership or may operate on a nonprofit basis or as charitable organizations. The degree of success with which the Partnership's facilities compete varies by location and depends on a number of factors. The Partnership believes the quality of care provided, the reputation and physical appearance of facilities and, in the case of private pay patients, charges for services, are significant competitive factors. There is limited, if any, competition in price with respect to Medicaid and Medicare patients since revenues for services to such patients are strictly controlled and based on fixed rates and cost reimbursement principles. In light of these factors, the Partnership seeks to meet competition in each locality by improving the quality of services provided at its facilities, establishing a reputation within the local medical community for providing excellent care services, and by responding appropriately to regional variations in demographics and tastes. In most states, approval by state healthcare regulatory agencies must be obtained and a Certificate of Need ("CON") or authorization issued before new long-term care beds can be constructed. This tends to stabilize competition. However, some states have already or are considering a repeal of CON programs. The Partnership owns two facilities in Kansas which does not currently require a CON.

The following table sets forth information regarding the average daily census and sources of patient revenues at the Partnership's facilities at December 31, 1996:

               Average Daily Census for Year Ended     Revenues for Year Ended
                        December 31,1996                   December 31,1996
            --------------------------------------      ----------------------


Medicaid                70         55%                          48%
Private Pay             53         41%                          28%
VA, Medicare and Other   5          4%                          24%
                       ---        ----                         ----

                       128         100%                         100%
                     =====         ===                          ===

Overall Occupancy Rate 86%
                      ===


Because of a changing census mix (i.e. private pay patients vs. government reimbursed patients), the occupancy required for a facility to achieve an operating break-even point cannot be determined precisely. Generally, a greater ratio of Medicaid patients will require a higher occupancy to reach a break-even point. On the other hand, a high Medicare census can lower the number of patients necessary to reach the break-even point due to higher reimbursement rates.

All licensed beds in the operating facilities are available except in a few instances where a small number of rooms have been taken out of service to be utilized as office space and ancillary support areas, (i.e., revenue generating rehabilitation services).

ITEM 2.  DESCRIPTION OF PROPERTY

The following table sets forth the investment portfolio of the Partnership at December 31, 1996. The buildings of the projects and the land on which they are located are owned by the Partnership. The fee is subject in each case to secured debt, which is in default, as set forth more fully in Item 8, Note 4.

                        Properties (dollars in 000's)
                   ---------------------------------------


                      Secured      Acquisition   Net Book              Date
     Property           Debt          Cost        Value              Acquired

Heritage Manor
of Emporia
Emporia, KS
79 Licensed Nursing
Home Beds              $1,048          $2,809     $216(1)          October 1985

Heritage Manor
of Hoisington
Hoisington, KS
70 Licensed Nursing
Home Beds                 609           1,387      397(1)             July 1985
                        -----           -----     ----

Totals                  $1,657          $4,196    $613
                        ======          ======    ====




(1) provision was made to write down this facility, to its estimated fair value or net realizable value at the time of the write-down as determined by the Corporate General Partner (See Item 8, Note 6). The amount reflects this write-down.

Occupancy Levels and Rental Rates

The following table sets forth the occupancy levels and rental rates for the last five years for the facilities owned by the Partnership as of December 31, 1996. Rental rates are presented as Per-Patient-Day amounts ("PPD"), the standard of comparison used in the long-term care industry. The PPD amount represents the average revenue received per day of care provided.

                            1996     1995         1994         1993        1992
                            ----     ----         ----         ----        ----

Heritage Manor of
Emporia

Occupancy Rate               80%        86%           89%         91%       78%
Rental Rate (PPD)         $78.00     $70.00        $64.00      $57.00    $47.00

Heritage Manor of
Hoisington

Occupancy Rate               93%        92%           94%         98%       97%
Rental Rate (PPD)         $72.00     $68.00        $61.00      $53.00    $49.00







ITEM 3.  LEGAL PROCEEDINGS

The Partnership is not a party to any material pending legal proceedings, other than ordinary litigation routine to the Partnership's business.

The Partnership and Southmark reached a settlement which was filed with the Bankruptcy Court in January 1994 regarding the claims filed by the Partnership against Southmark and Southmark's suit against the Partnership. Under this settlement agreement, Southmark released all claims against the Partnership.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND SECURITY HOLDER MATTERS

(A) No market for Limited Partnership Units exists nor is one expected to develop.

(B)       Title of Class                      Number of Record Unit Holders

          Limited Partnership Units           2,909 as of March 28, 1997

(C) Due to improvements in operations following Centennial's subsidiary's acquisition of the Corporate General Partner and proceeds received from the sale of Heritage Manor of Red Boiling Springs, the Corporate General Partner caused the Partnership to distribute $150,000 to the Limited Partners in 1991. This was the first distribution to the Limited Partners since 1987. In 1994 and 1993, the Partnership distributed $1,000,000 and $750,000, respectively, of proceeds from sales of twoproperties.

          Future distributions are dependent on the Partnership's ability to meet its ongoing obligations and to generate proceeds from the sale of its assets in excess of existing debt. Cumulative distributions paid to the Limited Partners as of December 31, 1996, were $5,446,590. There have been no distributions to the General Partners. See Liquidity and Capital Resources section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Note 5 for discussion of distributions.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth a summary of selected financial data for the Partnership. This summary should be read in conjunction with the notes to the Partnership's financial statements appearing in Item 8.


            Years Ended December 31, (dollars in 000's, except per unit figures)
            --------------------------------------------------------------------
Statements of
Operations                1996      1995(1)    1994(2)     1993(3)        1992
----------                ----      ------     ------      ------         ----

Operating revenue         $3,358     $5,321     $4,997      $9,319       $11,111
Income (loss) before
  extraordinary gain       (231)      (365)      (356)       1,520       (3,049)
Net income (loss)          (231)      1,901       (46)       2,853       (3,049)
Income (loss) before
  extraordinary gain per
  Limited Partnership Unit(8.44)     (12.90)   (12.30)       58.25      (111.38)
Net income (loss) per
Limited Partnership Unit  (8.44)      69.86     (0.99)      108.49      (111.38)

Distribution paid per
Limited Partnership Unit    -            -       38.05       28.54          -

                                At December 31, (dollars in 000's)
                    -----------------------------------------------------------

Balance Sheets                1996         1995      1994        1993      1992
--------------                ----         ----      ----        ----      ----


Property and equipment,net    $   -       $   -      $   -      $3,506    $5,443
Property held for sale          613         744      3,268       2,016     3,558
Total assets                  1,550       1,953      5,194       7,870    11,186
Current maturities of debt    1,657       1,764      4,683       2,007     2,777
Long-term debt obligations,
less current maturities          -            -          -       2,825     5,380
Partners' deficit             (472)       (241)     (2,142)     (1,096)  (3,200)


(1)  During 1995, the Partnership sold one facility.
(2)  During 1994, the  Partnership sold one facility.
(3)  During 1993, the Partnership sold three facilities.


ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Management Discussion and Analysis are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions that may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in such statements. The Partnership's ability to achieve such results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, changes in healthcare reimbursement systems and rates, the availability of prospective purchasers for its facilities, and other factors affecting the Partnership's business that may be beyond its control.

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

As discussed in Item 8, Note 4, the Partnership's two mortgage debt obligations were in default as of December 31, 1996 and are due May 31, 1997 pursuant to an extension obtained January 31, 1997. The Partnership will continue to operate the facilities and plans to: (A) sell the properties to prospective purchasers, or (B) negotiate a settlement with its lenders.

At December 31, 1996 and 1995, the Partnership held available for sale all of its nursing home facilities. Accordingly, the Partnership classified the facilities as Property held for sale in the accompanying balance sheets. On October 18, 1995, The Oaks of Mountain Grove ("Mountain Grove") was sold.

Results of Operations

Revenue:

1996 compared to 1995

Operating revenues decreased $1,962,506 for 1996 as compared to the prior year. Of this net decrease $2,274,988 was due to the sale of Mountain Grove in 1995, which was offset by an increase in revenues at the Partnership's two remaining nursing facilities due to an increase in the volume of therapy services provided and increases in Medicare and Medicate reimbursement rates which more than offset a decrease in patients in 1996 as compared to 1995 censusat Emporia.



1995 compared to 1994

Operating revenues increased by $323,347 for 1995 compared to the prior year. On October 18, 1995, Mountain Grove was sold. During the time it was owned by the Partnership in 1995, Mountain Grove generated $2,274,988 in revenues. During 1994, Mountain Grove generated $1,873,943 in revenues. The remaining increase over the prior year was due primarily to increases in rates at the Partnership's two remaining facilities, along with a favorable increase in Medicare census and therapy utilization in 1995 as compared to 1994.


Expenses:

1996 compared to 1995

Operating expenses decreased $2,032,804 for 1996 as compared to the prior year. Of this net decrease, $2,114,511 was due to the sale of Mountain Grove in 1995, which was offset by an increase in expenses at the Partnership's two remaining nursing facilities due to inflationary increases along with increased expenses associated with an increase in the volume of therapy services provided in both facilities.

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

Liquidity and Capital Resources

At December 31, 1996, the Partnership held cash and cash equivalents of $723,569. Cash is being held in reserve for working capital and operating contingencies.

During 1995 and 1996, the Partnership maintained current debt service payments on all of its debt secured by facilities currently owned by the Partnership. The Partnership should produce sufficient cash flow from operations during 1997 to continue to satisfy current monthly debt service obligations. The Partnership anticipates the satisfaction of these debts through sales of the facilities during 1997. Under terms of a current agreement with the lender, these loans must be reapid prior to May 31, 1997.

As of December 31, 1996, the Partnership was not obligated to perform any major capital additions or renovations and no such capital expenditures or renovations are planned for 1997. Necessary minor repairs, maintenance and capital expenditures are expected to be funded by existing cash reserves.

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

The Partnership is in default on the long-term debt obligations secured by Hoisington and Emporia as these loans were originally due April 1996. The Partnership is currently seeking purchasers for these facilities at a sales price that would satisfy the operating and debt obligations of the facilities. There can be no assurance that the facilities can be sold prior to foreclosure or that the Partnership will be able to obtain additional extensions from the lender. However, as long as these default situations exist, the Partnership remains at risk relative to these loans. The Partnership has no existing lines of credit to draw upon should present resources or cash flow from operations be inadequate.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Index                                                        Page Number

Report of Independent Certified Public Accountants                    11

Consolidated Financial Statements

   Balance Sheets - December 31, 1996 and 1995                     12-13

   Statements of Operations                                           14
    - Years ended December 31, 1996, 1995 and 1994

   Statements of Partners' Deficit                                    15
    - Years ended December 31, 1996, 1995 and 1994

   Statements of Cash Flows                                           16
    - Years ended December 31, 1996, 1995 and 1994

   Summary of Significant Accounting Policies                      17-19

   Notes to Consolidated Financial Statements                      20-23


The following financial statement schedule for the years ended December 31, 1996, 1995 and 1994 of the Registrant is submitted herewith in response to Item 14 (a)(2):

Schedule II - Valuation and Qualifying Accounts                       25

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

Report of Independent Certified Public Accountants


The Partners
Consolidated Resources Health Care Fund IV and Subsidiaries


We have audited the accompanying consolidated balance sheets of Consolidated Resources Health Care Fund IV and Subsidiaries (limited partnerships) (the "Partnership") as of December 31, 1996 and 1995, and the related consolidated statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1996. We have also audited the schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

The Partnership is operating its properties under a plan approved by its Limited Partners, as described in the Summary of Significant Accounting Policies, to sell or otherwise dispose of its remaining properties by October 18, 1997. The financial statements have been presented on a basis similar to liquidation accounting. As discussed in Notes 3 and 4 of the consolidated financial statements, the Partnership has suffered recurring losses from operations, has a working capital deficiency, has defaulted on certain debt, and has no assurance of any financial support from the General Partners. These conditions raise substantial doubt about the Partnership's ability to operate as a going concern until it is able to realize its plan to sell or otherwise dispose of its remaining properties by October 18, 1997. Management's plans regarding these matters are described in the Summary of Significant Accounting Policies and Note
3. The consolidated financial statements and schedule do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of
Consolidated   Resources   Health  Care  Fund  IV  and   Subsidiaries   (limited
partnerships) at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.






                                       BDO Seidman, LLP



Atlanta, Georgia
March 28, 1997

          Consolidated Resources Health Care Fund IV and Subsidiaries
                             (limited partnerships)
                           Consolidated Balance Sheets


December 31,                                            1996           1995
                                                       ------         -----

Assets

Current
  Cash and cash equivalents (Note 10)                 $723,569       $628,543
  Patient accounts receivable and third party
  settlements, net of allowance for doubtful accounts
  of $72,978 in 1995 (Note 9)                          165,545        477,805
  Prepaid expenses and other                               901         18,529
  Property held for sale (Notes 4 and 6)               613,198        744,147
                                                       -------        --------

Total current assets                                 1,503,213      1,869,024
                                                     ---------      ---------

Other
  Restricted escrow and other deposits (Note 4)         46,979         49,241
  Deferred loan costs, net of accumulated
  amortization of $71,312 in 1995                           -          34,931
                                                        ------       --------

Total other assets                                      46,979         84,172
                                                        ------       --------

                                                    $1,550,192     $1,953,196
                                                    ==========     ==========



See accompanying summary of significant accounting policies and notes to consolidated financial statements.

      Consolidated Resources Health Care Fund IV and Subsidiaries
                         (limited partnerships)

                      Consolidated Balance Sheets




December 31,                                          1996           1995
                                                     ------         -----

Liabilities and Partners' Deficit

Current liabilities
  Mortgage debt obligations in default (Note 4)   $1,656,836     $1,763,962
  Accounts payable and accrued expenses              156,163        156,102
  Accrued compensation                               103,960        126,004
  Insurance payable                                   58,062         58,255
  Accrued interest (Note 4)                           17,916         46,637
  Accrued real estate taxes                           29,455         43,376
                                                     -------       --------

Total liabilities                                  2,022,392      2,194,336
                                                   ---------      ---------

Commitments and Contingencies (Notes 3, 4 and 10)

Partners' deficit (Note 5)
  Limited partners                                   211,038        432,856
  General partners                                  (683,238)      (673,996)
                                                    --------       ---------

Total partners' deficit                             (472,200)      (241,140)
                                                     --------      --------

                                                  $1,550,192     $1,953,196
                                                  ==========     ==========



See accompanying summary of significant accounting policies and notes to consolidated financial statements.

      Consolidated Resources Health Care Fund IV and Subsidiaries
                         (limited partnerships)

                 Consolidated Statements of Operations




Years ended December 31,                  1996            1995           1994
                                         ------          ------         ------

Revenue
  Operating revenue (Notes 7 and 9)  $3,358,072      $5,320,578      $4,997,231
  Interest income                        26,748          29,587          73,854
                                        -------        --------         -------

Total revenue                         3,384,820       5,350,165       5,071,085
                                      ---------       ---------       ---------

Expenses
  Operating expenses (Note 7)         2,859,314       4,814,084       4,718,267
  Interest expense (Note 4)             161,990         445,608         453,979
  Depreciation and amortization         191,258         302,419         324,202
  Management fee substantially
  to all affiliates (Note 2)            210,655         313,790         317,271
  Real estate taxes                      17,340          43,518          41,284
  Partnership administration costs
  substantially all to affiliates       175,323         173,452         179,060
  (Note 2)                              -------        --------         -------

Total operating costs and expenses    3,615,880       6,092,871       6,034,063
                                      ---------       ---------       ---------

Operating loss                         (231,060)       (742,706)      (962,978)

Gain on sales of properties (Note 7)          -         377,591         607,169
                                        -------        --------         -------

Loss before extraordinary gain         (231,060)       (365,115)      (355,809)
Extraordinary gain on extinguishment
of debt (Notes 1 and 8)                       -       2,266,170         309,730
                                        -------       ---------         -------

Net income (loss)                     $(231,060)     $1,901,055       $(46,079)
                                       =========     ==========        ========

Loss per limited partnership unit
  before extraordinary gain              $(8.44)        $(12.90)       $(12.30)

Extraordinary gain from debt extinguishment   -           82.76           11.31
                                           ----        ---------       --------

Net income (loss) per limited
 partnership unit                        $(8.44)      $   69.86         $(0.99)
                                         ======       =========          ======

Distributions paid per limited
 partnership unit                            -        $      -         $  38.05
                                         ======        ========        ========

Limited partnership units outstanding    26,283          26,283          26,283
                                        =======        ========         =======


See accompanying summary of significant accounting policies and notes to consolidated financial statements.

      Consolidated Resources Health Care Fund IV and Subsidiaries
                         (limited partnerships)

              Consolidated Statements of Partners' Deficit
              Years Ended December 31, 1996, 1995 and 1994




                                                                     Total
                                                                   Partners'
                                      Limited        General        Deficit

Balance, at January 1, 1994            $(383,426)    $(712,690)    $(1,096,116)

  Net loss                               (20,058)      (26,021)        (46,079)

  Distributions (Note 5)              (1,000,000)           -       (1,000,000)
                                      ----------      ---------      ----------

Balance, at December 31, 1994         (1,403,484)     (738,711)     (2,142,195)

  Net income                           1,836,340        64,715        1,901,055
                                       ---------      ---------       ---------

Balance, at December 31 , 1995           432,856      (673,996)       (241,140)

  Net loss                              (221,818)       (9,242)       (231,060)
                                        --------      ---------        --------

Balance, at December 31, 1996           $211,038     $(683,238)      $(472,200)
                                        ========      =========       =========



See accompanying summary of significant accounting policies and notes to consolidated financial statements.

      Consolidated Resources Health Care Fund IV and Subsidiaries
                         (limited partnerships)

                 Consolidated Statements of Cash Flows




Years ended December 31,                       1996         1995         1994
                                              ------       ------        -----

Operating activities
  Net income (loss)                          $(231,060) $1,901,055    $(46,079)
  Adjustments to reconcile net income(loss)
  to cash provided by (used in)
  operating activities:
   Depreciation and amortization               191,258     302,419      324,202
   Bad debt expense                            167,805           -        9,754
   Gain on sale of properties                        -    (377,591)   (607,169)
   Extraordinary gain on debt forgiveness            -  (2,266,170)   (309,730)
   Changes in assets and liabilities:
     Accounts receivable                       144,455    (110,660)     260,418
     Prepaid expenses and other                 17,628      19,423       38,184
     Other assets                               37,193      80,511        3,743
     Accounts payable and accrued liabilities  (64,818)    174,167     (34,444)
                                               -------    --------      -------

Cash provided by(used in)operating activities  262,461    (276,846)   (361,121)
                                               -------    ---------    --------

Investing activities
  Additions to property held for sale          (60,309)    (70,489)    (74,263)
  Net proceeds from sale of properties               -           -    1,410,283
  Proceeds from repayment of note receivable         -     250,000            -
                                                ------    --------       ------

Cash provided by(used in)investing activities  (60,309)    179,511    1,336,020
                                               -------    --------    ---------

Financing activities
  Principal payments on long term
   debt obligations                           (107,126)    (94,443)   (148,398)
  Distributions to limited partners                  -           -  (1,000,000)
  Cash proceeds from settlement                      -           -       76,342
                                               -------    --------     --------

Cash used in financing activities             (107,126)    (94,443) (1,072,056)
                                              --------    --------   ----------

Net increase (decrease) in cash and cash
  equivalents                                   95,026    (191,778)    (97,157)

Cash and cash equivalents, beginning of year   628,543     820,321      917,478
                                              --------    --------      -------

Cash and cash equivalents, end of year        $723,569    $628,543     $820,321
                                              ========    ========     ========



See accompanying summary of significant accounting policies and notes to consolidated financial statements.

      Consolidated Resources Health Care Fund IV and Subsidiaries
                         (limited partnerships)

               Summary of Significant Accounting Policies




Organization

Consolidated Resources Health Care Fund IV (the "Partnership") was organized on August 10, 1984 as a Limited Partnership under the provisions of the Georgia Uniform Limited Partnership Act for the purpose of acquiring, operating and holding for investment and future capital appreciation income producing, healthcare related real properties. The Partnership currently operates two nursing homes in Kansas. The occupancy rate, in the aggregate, for the Partnership's properties was 86% for the year ended December 31, 1996.

The General Partners of the Partnership are WelCare Consolidated Resources Corporation of America, ("WCRCA" or the "Corporate General Partner"), a Nevada corporation, WelCare Service Corporation-IV as managing general partner ("WSC-IV" or the "Managing General Partner"), a Georgia corporation, and Consolidated Associates IV ("CA-IV"), a Georgia general partnership (collectively the "General Partners"). At December 31, 1996, WCRCA and WSC-IV were wholly-owned subsidiaries of Centennial Acquisition Corporation ("CAC"), formerly known as WelCare Acquisition Corp., which in turn, is a subsidiary of Centennial Healthcare Corporation ("Centennial"), formerly known as WelCare International, Inc. CA-IV is composed of WCRCA, as the managing general partner, and individuals who were associated with Consolidated Resources Corporation of America ("CRCA"). On January 30, 1997, all of the stock of the Corporate General Partner and Managing General Partner of the Partnership was sold to Consolidated Partners Corporation, which is wholly-owned by the president of Centennial who is also a general partner of CA-IV.

Pursuant to an agreement dated October 30, 1985, CRCA, a Georgia corporation that initially was the Corporate General Partner of the Partnership, was merged into a subsidiary of Southmark Corporation ("Southmark"). The name of the surviving Southmark subsidiary was then changed to Southmark Consolidated Resources Corporation of America ("SCRCA"). Southmark emerged from Chapter 11 bankruptcy on August 10, 1990 and liquidated most of its assets under its plan of reorganization. On November 20, 1990, CAC acquired from Southmark all the stock of SCRCA whose name was then changed to WelCare Consolidated Resources Corporation of America. Effective January 1992, WSC-IV, was added as the Managing General Partner to the Partnership.

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

As discussed in Note 4, the Partnership's two mortgage debt obligations were in default as of December 31, 1996. These obligations matured on April 1, 1996. The Partnership has obtained an extension from the lender until May 31, 1997 to allow for the sale of the facilities. Under the extension, the Partnership is obligated to make monthly principal and interest payments (see Note 4). In consideration for the extension, the Partnership paid the lender $50,000 on January 31, 1997. The Partnership has also paid the lender a refundable extension fee equal to 1% of the balance of the mortgage debt obligations as of January 31, 1997. The extension fee will be forfeited by the Partnership if the mortgage debt obligations are not satisfied by May 31, 1997. The Partnership will continue to operate the facilities and is actively seeking a buyer for these properties and plans to either sell the properties to prospective purchasers, or negotiate a settlement with its lenders.

The consolidated financial statements do not reflect assets the partners may have outside their interests in two inactive limited Partnerships, nor any personal obligations, including income taxes, of the individual partners.

Consolidation

The consolidated financial statements include the accounts of the Partnership and two inactive limited partnerships in which it holds a majority interest. All significant intercompany balances and transactions have been eliminated. The amount of minority interest is immaterial.

      Consolidated Resources Health Care Fund IV and Subsidiaries
                         (limited partnerships)

               Summary of Significant Accounting Policies




Property Held for Sale

Property held for sale at December 31, 1996 and 1995, consists of two nursing home facilities owned by the Partnership. In accordance with a plan approved by the Limited Partners on October 18, 1994, the Managing General Partner has been given permission to either sell or otherwise dispose of the Partnership's assets by October 18, 1997.

Depreciation and Amortization

Property and equipment are depreciated using the straight-line method over lives of 5 to 30 years. Amortization of leased assets is included in depreciation and amortization expense. Renewals and betterments are capitalized and repairs and maintenance are charged to operations as incurred.

Deferred Loan Costs

Deferred loan costs were amortized over the terms of the respective loans using the straight-line method. Amortization of deferred loan costs is included in depreciation and amortization expense. At December 31, 1996, all deferred loan costs had been fully amortized.

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

Net profits and losses resulting from a sale or refinancing shall be allocated 99% to the Limited Partners and 1% to the General Partners. Net profits resulting from a sale or refinancing shall be allocated in the following order:

1. First, 1% to the General Partners and 99% to the Limited Partners until the net profits allocated to the Limited Partners from such sale or refinancing equals the excess of the greater of the following items over their capital account immediately prior to such sale or refinancing: (a) zero; or (b) the Limited Partners'invested capital immediately prior to such sale or refinancing plus 9% per annum of the Limited Partners' average invested capital for all fiscal years to the extent not received through prior distributions of distributable cash from operations or sale or refinancing proceeds; or

      Consolidated Resources Health Care Fund IV and Subsidiaries
                         (limited partnerships)

               Summary of Significant Accounting Policies




(c) the amount of sale or refinancing proceeds distributable to the Limited Partners;

(2) Second, to the General Partners until the net profits allocated to the General Partners from such sale or refinancing equals the excess of the greater of the following items over their capital account immediately prior to such sale or refinancing: (a) zero; or (b) the amount of sale or refinancing proceeds distributable to the General Partners from such sale or refinancing; Third, any remaining net profits shall be allocated 15% to the General Partners and 85% to the Limited Partners.

Net Income (Loss) Per Limited Partnership Unit

Net income (loss) per Limited Partnership Unit is computed by dividing net income (loss) allocated to the Limited Partners by the number of Limited Partnership units outstanding.

Reclassifications

Certain 1995 and 1994 amounts have been reclassified to conform to the 1996 presentation.

Statements of Cash Flows

For purposes of this statement, cash equivalents include bank repurchase agreements backed by U.S. Government Securities, U.S. Treasury Obligations and money market funds with original maturities of three months or less.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Consolidated Resources Health Care Fund IV and Subsidiaries
                         (limited partnerships)

               Notes to Consolidated Financial Statements




1. Transactions With Former Affiliates

Amounts claimed payable to former affiliates (primarily Southmark and the Corporate General Partner) totalled $2,266,170 including accrued interest, at December 31, 1994. In July 1991, Southmark filed suit demanding payment of these alleged advances. In 1991, after CAC's affiliate acquired the Corporate General Partner, it challenged the validity of these payables through claims filed against the Southmark Bankruptcy Estate. In February 1994, the suits were settled whereby the Partnership was released of all liabilities to Southmark (see Note 8). Accordingly, during 1995 and 1994, the Partnership recorded a gain on debt extinguishment related to this settlement totalling $2,266,170 and $309,730, respectively. Amounts included in the gain on debt forgiveness in 1994 include payables to Southmark and former affiliates of Southmark of $233,388 plus settlement proceeds paid to the Partnership by Southmark totalling $76,342. All remaining amounts owed to affiliates and former affiliates were forgiven in 1995.

2. Management Fees and Affiliate Transactions

During 1996, 1995 and 1994 an affiliate of the Corporate General Partner received management fees of 6 % of gross operating revenues from the facilities that the affiliate managed totalling $210,655, $313,790 and $317,271, respectively. The affiliate was also reimbursed for costs incurred in connection with the administration of Partnership activities of $64,534, $58,176 and $55,928, during the same periods, respectively, which are included in the Partnership Administration Costs on the accompanying Consolidated Statements of Operations.

3. Going Concern

The Partnership's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 1996, the Partnership has experienced working capital deficiencies, had defaulted on certain debt obligations and had no assurance of any financial support from the General Partners. The Partnership does not anticipate improved liquidity during the remainder of 1997.

The Partnership's continued existence is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, and to obtain additional financing as may be required. The Partnership is in the process of seeking buyers for its two remaining facilities. Debt obligations secured by these facilities originally matured April 1, 1996. The Partnership is currently under an extension of the due date on these obligations until May 31, 1997. The inability to obtain additional extensions could result in foreclosure and a loss of the facilities.

4. Mortgage Obligations

Mortgage debt obligations consisted of:

                                                       1996             1995

9.6% note related to Heritage Manor of Emporia,
collateralized by real estate with recourse
to other assets of the Partnership,payable in
monthly installments of principal and interest
of $14,281, due April 1, 1996.                     $ 1,047,435      $ 1,115,192

9.6% note related to Heritage Manor of Hoisington,
collateralized by real estate with recourse to
other assets of the Partnership,payable in
monthly installments of principal and
interest of $8,305, due April 1, 1996.                 609,401          648,770
                                                       -------          -------

                                                    $1,656,836       $1,763,962
                                                    ==========       ==========


The Partnership was in default on the mortgage debt related to Heritage Manor of Hoisington and Heritage Manor of Emporia at December 31, 1996 and 1995 due to failure to maintain certain minimum debt service escrow balances. Furthermore, each of the debt obligations matured on April 1, 1996. As a result, these obligations are classified as current liabilities in the accompanying balance sheets for 1996 and 1995.

At December 31, 1996 and 1995, substantially all property held for sale is held as collateral for mortgage debt obligations.

The Partnership  paid interest of $190,711,  $471,486 and $430,665 in 1996, 1995 and 1994, respectively.

Restricted escrow and other deposits include amounts held by lenders under various note terms.

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

Distributions of cash from sales and refinancing are made in the following order: (a)first to the Limited Partners in an amount equal to their invested capital; then, (b) to the Limited Partners in an amount necessary to provide the Limited Partners with a 9% cumulative, non-compounded return on invested capital to the extent not previously received through distributions of distributable cash from operations; then, (c) to the General Partners in an amount up to 3% of the sales price of all properties on a cumulative basis; then, (d) the balance 15% to the General Partners and 85% to the Limited Partners.

During 1994, the Partnership distributed $1,000,000 of proceeds from the sale of the Rainbow Springs facility (see Note 7). No distributions were made during 1995 or 1996. Cumulative distributions paid to the Limited Partners as of December 31, 1996 were $5,446,590. There have been no distributions to the General Partners.

6.   Property Held for Sale and Loss from Write-Down of Properties

The Partnership recorded write-downs to reduce the carrying value of certain properties to their estimated net realizable value as determined by the Corporate General Partner. These writedowns were as follows as of December 31, 1996 and 1995:

Heritage Manor of Emporia                                  $1,317,825
Heritage Manor of Hoisington                                  447,506
                                                              -------

                                                           $1,765,331
                                                           ==========

      Consolidated Resources Health Care Fund IV and Subsidiaries
                         (limited partnerships)

               Notes to Consolidated Financial Statements




Property held for sale at December 31, 1996, consisted of the Partnership's two nursing home facilities.



Heritage Manor of Emporia
Heritage Manor of Hoisington                                       $215,818
                                                                    397,380
                                                                    -------

                                                                   $613,198
                                                                   ========


7. Property Dispositions

The Oaks of Mountain Grove ("Mountain Grove") was sold effective October 18, 1995, and a gain of $377,591 was recognized. Under the terms of the agreement, the purchaser acquired all the assets except patient accounts receivables, and assumed bonds payable of $2,825,000 and accrued interest thereon. In connection with the sale, the Partnership paid cash of $45,697, for closing costs and certain accrued operating expenses. During the period January 1 through October 18, 1995, Mountain Grove earned approximately $2,275,000 in revenues and incurred approximately $2,115,000 in expenses.

Heritage Manor of Red Boiling Springs was sold effective April 30, 1991. In connection with the sale, the Partnership received a $250,000 note receivable, bearing interest at 11%, from the purchaser. The note receivable was collected in September 1995.

In 1989, the joint owner of Rainbow Springs filed for bankruptcy protection. Rainbow Springs was auctioned for sale by the bankruptcy court with jurisdiction over this joint owner on January 31, 1994. The sale was closed on March 31, 1994 at a sales price of $4,200,000. Under the allocation of proceeds, the Partnership received proceeds of $1,410,283 (net of delinquent real estate taxes totalling $1,213,468) and recognized a gain on sale of $607,169.

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

9. Cost Reimbursements

Accounts receivable and operating revenue include amounts estimated by management to be reimbursable by Medicaid under the provisions of cost reimbursement formulas in effect. Final determination of amounts earned is subject to audit by the intermediaries. In the opinion of management, adequate provision has been made for any adjustments that may result from such audits. Differences between estimated provisions and final settlement are reflected as charges or credits to operating revenue in the year finalized. Medicaid

      Consolidated Resources Health Care Fund IV and Subsidiaries
                         (limited partnerships)

               Notes to Consolidated Financial Statements




accounted for approximately 48%, 49% and 51% of operating revenue during 1996, 1995 and 1994, respectively.

Significant   changes  have  and  will   continue  to  be  made  in   government
reimbursement programs, and such changes could have a material impact on future reimbursement formulas.

Accounts receivable are recorded at net realizable value and relate principally to amounts due from various state Medicaid programs. Receivables from these programs were approximately as follows:

                                          1996           1995
                                          ----           ----

Kansas                                  $173,000        $110,000
Missouri                                      -           75,000


Amounts due from Medicaid programs are usually paid on an interim and final basis, depending on the state, generally within 30 to 60 days from date of billing.


10.   Concentration of Credit Risk

At December 31, 1996, the Partnership had and cash on deposit with a bank which exceeded Federal Deposit Insurance Corporation limits by $585,180.

11.   Supplemental Disclosures of Cash Flow Information

As discussed in Note 1, the Partnership had a forgiveness of debt due to Southmark in 1995 and 1994. In connection with the forgiveness, gains of $2,266,170 and $309,730 were recorded in 1995 and 1994, respectively.

The above amounts are included in the extraordinary gain of debt forgiveness on the accompanying statements of cash flows.

                                   SCHEDULE

      Consolidated Resources Health Care Fund IV and Subsidiaries
                         (limited partnerships)



                Schedule II - Valuation and Qualifying Accounts
                  Years Ended December 31, 1996, 1994 and 1993


                   Balance at       Additions                      Balance at
                  beginning of   charged to costs  Deductions(1)   end of year
                      year         and expenses

1996
Allowance for
doubtful accounts  $   72,978      $ 167,805       $(240,783)      $     -
                   ==========      =========       =========       =======

1995
Allowance for
doubtful accounts  $   72,978      $       -       $               $72,978
                   ==========      =========       ========        =======

1994
Allowance for
doubtful accounts  $   80,864      $   9,754       $(17,640)       $72,978
                   ==========      =========       ========        =======


(1) Represents direct write-offs of receivables.

ITEM 9.     CHANGES IN  AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                                PART III

ITEM 10.    DIRECTIONS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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


 Name and Position    Age    Other Principal Occupations and Other Directionship
                             During the Past 5 Years

J. Stephen  Eaton     46     J. Stephen Eaton is sole Chairman of the Board and
President, Chief Executive   the founder of Centennial HealthCare Corporation
Officer and Sole Director    and has served as its President and Chief Executive
                             Officer since its inception in February 1989.
                             Mr. Eaton has been involvedin the long-term care industry since 1982. Mr. Eaton also serves as a director of Saint Joseph's Mercy Care Corporation, a non-profit corporation based in Atlanta, Georgia which provides mobile health seervices to the homeless and other underserved populations, and of Saint Joseph's Health System, a major tertiary care hospital and health system in Atlanta, Georgia.


Alan C. Dahl          36     Alan C. Dahl has served as Executive Vice President
Vice President, Chief        Chief Financial Officer, and Director of Centennial
Financial Officer            HealthCare Corporation since January 1996.  From
and Treasurer                February 1991 to December 1995, he served as senior
                             vice president. Mr. Dahl has been involved in healthcare finance for the past eleven years.
                             Mr. Dahl was previously senior vice president of Southmark Public Syndications, Inc.,a subsidiary of
                             Southmark Corporation. Mr.Dahl, a certified public accountant, also worked in the tax department at Arthur Young & Company.


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

(C)                   Change in control.

    On January 30, 1997, all of the stock of the Corporate General Partner and Managing General Partner of the Partnership was sold to Consolidated Partners Corporation, which is wholly-owned by the president of Centennial who is also a general partner of Consolidated Associates IV.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Affiliates and former affiliates of the General Partners, in accordance with the Partnership Agreement, may receive compensation for services rendered. The following is a summary of compensation paid to or accrued for the benefit of the General Partners and affiliates in 1995:

   Management fees          .......................................... $210,655
   Partnership activities (1)......................................      64,534

  (1) For reimbursement of expenses incurred by the Corporate General Partner in performing certain administrative functions, including investor relations and accounting.

See Note 2 to the accompanying  consolidated  financial  statements appearing in
Part II, Item 8.


                                PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) The following financial statements are included in Part II, Item 8:

Consolidated Financial Statements:

Report of Independent Certified Public Accountants

Balance Sheets - as of December 31, 1996 and 1995

Statements of Operations - for the Years Ended December 31, 1996, 1995 and 1994

Statements of Partners' Deficit - for the Years Ended
  December 31, 1996,1995 and 1994

Statements of Cash Flows - for the Years Ended December 31, 1996, 1995 and 1994

Summary of Significant Accounting Policies

Notes to Consolidated Financial Statements

   (2) The following  financial statement schedule is included in Part II,
        Item 8:

      Schedule II - Valuation and Qualifying Accounts

      All other schedules are omitted since they are not required,and are not applicable or the financial information required is included in the financial statements or notes thereto.

    (3)               Exhibits:

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

 3.2 Amendment to Amended and Restated Agreement of Limited Partnership of Consolidated Resources Health Care Fund IV incorporated by reference to Exhibit A to Proxy Statement filed on November 19,1991,File No. 0-14435

  21     Subsidiaries

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



                   CONSOLIDATED RESOURCES HEALTH CARE FUND IV
                                  (Registrant)

                                       By:   WELCARE SERVICE CORPORATION - IV
                                             --------------------------------
                                             Managing General Partner

                                       By:    /s/ J. Stephen Eaton
                                             ------------------
Date:04/15/97                                 J. Stephen Eaton,
                                              President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated:



                                       By:     /s/ J. Stephen Eaton
                                               -----------------
Date:04/15/97                                  J. Stephen Eaton,
                                               Sole Director and Principal
                                               Executive Officer of the
                                               Managing General Partner


                                       By:     /s/ Alan C. Dahl
                                               ------------
Date:04/15/97                                  Alan C. Dahl
                                               Chief Financial Officer
                                               of the Managing General Partner

                             Exhibit Index

  Exhibit Number                  Description             Sequential Page Number

     2.1   Liquidation Proposal incorporated by reference to the           N/A
           Proxy Statement filed on September 28, 1994 file 0-14435.


     3.1    Amended and Restated Agreement of Limited N/A Partnership of   N/A
            Consolidated Resources Health Care Fund IV incorporated by reference to Exhibit A to the Registration Statement on Form
            S-1, Page A-1, File No.
            2-93219.


     3.2    Amendment to Amended and  Restated  Agreement of N/A Limited   N/A
            Partnership of Consolidated Resources Health Care Fund IV incorporated by reference to Exhibit A to Proxy Statement filed on November 19, 1991, File No.
            0-14435.

     21     Subsidiaries                                                    E


     27     Financial Data Schedules                                        E

                 E submitted electronically as a separate document herewithin the Registrant's Form 10-K405