Form 10-Q
period 1997-03-31
CONSOLIDATED RESOURCES HEALTH CARE FUND IV
filed 1997-05-20
CIK 752895

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark one)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997
                                       OR
( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from____ to_____
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



                             THERE ARE NO EXHIBITS.
                              PAGE ONE OF 4 PAGES.

                         PART I. - FINANCIAL INFORMATION
                   CONSOLIDATED RESOURCES HEALTH CARE FUND IV
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                 March 31,   December 31,
                                                   1997          1996

ASSETS
Current assets:
  Cash and cash equivalents                  $    653,278  $    723,569
  Accounts receivable and third party settlements
   net of allowance of $131,762                    35,651       165,545
  Prepaid expenses                                 49,575           901
  Property held for sale                          610,269       613,198
    Total current assets                        1,348,773     1,503,213

  Restricted escrows and other deposits            50,658        46,979
  Deferred loan costs, net of accumulated
    amortization of $106,242                       66,324             -
    Total other assets                            116,982        46,979
                                             $  1,465,755  $  1,550,192
LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
  Current maturities of long-term
   obligations including debt in default     $  1,627,182  $  1,656,836
  Trade accounts payable                          176,616       156,163
  Accrued compensation                             70,314       103,960
  Insurance payable                                57,027        58,062
  Accrued interest                                 19,069        17,916
  Accrued real estate taxes                        37,472        29,455
    Total current liabilities                   1,987,680     2,022,392


Partners' equity (deficit):
  Limited partners                                163,302       211,038
  General partners                               (685,227)     (683,238)
    Total partners' deficit                      (521,925)     (472,200)
                                             $  1,465,755  $  1,550,192




          See accompanying notes to consolidated financial statements.





                   CONSOLIDATED RESOURCES HEALTH CARE FUND IV
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                  Three months ended
                                                       March 31,
                                                   1997         1996
Revenues:
  Operating revenues                           $  798,943  $   891,546
  Interest income                                   6,928        5,422
    Total revenues                                805,871      896,968

Expenses:
  Operating expenses                              751,075      821,214
  Interest                                         39,258       43,531
  Depreciation and amortization                    39,081       74,013
  Partnership administration
     costs                                         26,182       20,846
    Total expenses                                855,596      959,604

Operating loss                                    (49,725)     (62,636)


Net loss                                        $ (49,725) $   (62,636)

Operating loss per L.P. unit                    $   (1.82) $     (2.29)

Net loss per L.P unit                           $   (1.82) $     (2.29)

L.P. units outstanding                             26,283       26,283










          See accompanying notes to consolidated financial statements.






                   CONSOLIDATED RESOURCES HEALTH CARE FUND IV
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                Three months ended March 31,
                                                    1997          1996

Operating Activities:
  Cash received from residents
     and government agencies                   $   928,837  $    902,892
  Cash paid to suppliers and employees            (832,142)     (844,051)
  Cash paid to restricted escrows, net of escrow    (3,679)       (6,375)
  Interest received                                  6,928         5,422
  Interest paid                                    (38,105)      (44,571)
Cash provided by operating activities               61,839        13,317

Investing Activities:
  Additions to property and equipment
     held for sale                                (102,476)       (4,981)
Cash used in investing activites                  (102,476)       (4,981)

Financing Activities:
  Principal payments on long-term obligations      (29,654)      (25,698)
Cash (used in) financing activities                (29,654)      (25,698)

Net (decrease) increase in cash
     and cash equivalents                          (70,291)      (17,362)

Cash and cash equivalents, beginning of period     723,569       628,543

Cash and cash equivalents, end of period       $   653,278  $    611,181






          See accompanying notes to consolidated financial statements.



                   CONSOLIDATED RESOURCES HEALTH CARE FUND IV
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                Three months ended March 31,
                                                     1997         1996

Reconciliation of Net Loss
  to Cash (Used in) Provided by Operating
  Activities:

Net loss                                       $   (49,725) $    (62,636)
Adjustments to reconcile net income (loss)
   to cash (used in) provided by operating
   activities:
      Depreciation and amortization                 39,081        74,013

Changes in assets and liabilities:
      Accounts receivable                          129,894        11,346
      Other assets                                 (48,674)      (60,000)
      Restricted escrow and other deposits          (3,679)       (6,375)
      Trade accounts payable and
        accrued liabilities                         (5,058)       56,969

Cash provided by operating activities          $    61,839  $     13,317






          See accompanying notes to consolidated financial statements.





                   CONSOLIDATED RESOURCES HEALTH CARE FUND IV
             CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

                                                                  Total
                                                                  Partners'
                                     General        Limited       Deficit

Balance, at December 31, 1995   $   (673,996) $     432,856  $   (241,140)

Net loss                              (2,505)       (60,131)      (62,636)

Balance, at March 31, 1996      $   (676,501) $     372,725  $   (303,776)


Balance, at December 31, 1996   $   (683,238) $     211,038  $   (472,200)

Net loss                              (1,989)       (47,736)      (49,725)

Balance, at March 31, 1997      $   (685,227) $     163,302  $   (521,925)





          See accompanying notes to consolidated financial statements.

                   CONSOLIDATED RESOURCES HEALTH CARE FUND IV
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1997

NOTE 1.

The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

NOTE 2.

The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to WelCare Service Corporation-IV (the
"Managing General Partner"), at 400 Perimeter Center Terrace, Suite 650, Atlanta, Georgia, 30346.

NOTE 3.

A summary of compensation paid to or accrued for the benefit of the Partnership's general partners and their affiliates and amounts reimbursed for costs incurred by these parties on the behalf of the Partnership are as follows:

                                                           Three Months Ended
                                                                 March 31,
                                                             1997        1996

Charged to costs and expenses:
Property management and oversight
management fees                                            $ 47,938   $ 53,316
Financial accounting, data processing,
tax reporting, legal and compliance,
investor relations and supervision
of outside services                                        $ 18,164   $ 20,846


NOTE 4.

The Partnership's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 1997, the Partnership has experienced working capital deficiencies, had defaulted on certain debt obligations and had no assurance of any financial support from the General Partners.

The Partnership's continued existence is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements and to obtain additional financing as may be required.

NOTE 5:

The Partnership's two mortgage debt obligations secured by Heritage Manor of Emporia ("Emporia") and Hoisington Rehabilitation Center ("Hoisington") were in default as of December 31, 1996. These obligations matured on April 1, 1996. The Partnership has obtained an extension from the lender until May 31, 1997 to allow for the sale of the facilities. Under the extension, the Partnership is obligated to make monthly principal and interest payments. In consideration for the extension, the Partnership paid the lender $50,000 on January 31, 1997. The Partnership has also paid the lender a refundable extension fee equal to 1% of the balance of the mortgage debt obligations as of January 31, 1997. The extension fee will be forfeited by the Partnership if the mortgage debt obligations are not satisfied by May 31, 1997. The Partnership will continue to operate the facilities and is actively seeking a buyer for these properties and plans to either sell the properties to prospective purchasers, or negotiate a settlement with its lenders.


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

At March 31, 1997, the Partnership had three general partners (the "General Partners"), WelCare Consolidated Resources Corporation of America, a Nevada corporation, serving as the corporate general partner ("WCRCA" or the "Corporate General Partner"), Consolidated Associates IV, and WelCare Service
Corporation-IV ("WSC-IV" or the "Managing General Partner"), a Georgia Corporation, serving as managing general partner.


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

As discussed in Item 1, Note 5, the Partnership's two mortgage debt obligations were in default as of March 31, 1997. The Partnership will continue to operate the facilities and plans to negotiate an extension with its lenders while it proceeds with the sale of the properties.

At March 31, 1997 the Partnership has held available for sale all of its nursing home facilities. Accordingly, the Partnership has classified the facilities as Property held for sale in the accompanying balance sheet.


Results of Operations

Three Months ended March 31, 1997 and 1996

Revenues:

Operating revenue decreased by $92,602 for the quarter ended March 31, 1997, compared to the first quarter of the prior year. Approximately $52,000 of this decrease was caused by lower census at the Partnership's Emporia facility resulting from new entrants in the local health care market. The remaining decrease was attributable to the Partnership's Hoisington facility which experienced a slight decrease in patient census and its Medicare rate on a per patient day basis.

Expenses:

Operating expenses decreased by $20,489 for the quarter ended March 31, 1997, as compared to the same period in the prior year. Of this net decrease, approximately $30,000 resulted from a reduction in operating expenses at Emporia due primarily to a decline in staffing levels corresponding with the decrease in census as previously discussed. The decrease at Emporia was offset by general increases in costs at Hoisington.


Liquidity and Capital Resources

At March 31, 1997, the Partnership held cash and cash equivalents of $ 653,278 an decrease of $70,291 from the amount held at December 31, 1996. The cash balance is being held in reserve for working capital, capital improvements and operating contingencies.

During the first quarter of 1997, the Partnership maintained current debt service payments on all of its debt secured by facilities currently owned by the Partnership. The Partnership's Hoisington facility should produce sufficient cash flow from operations during 1997 to continue to satisfy its current monthly debt service obligations. During the first quarter of 1997, the Partnership's Emporia facility experienced a decrease in occupancy and did not provide sufficient cash flow from its operations to satisfy its monthly debt service obligations. The Partnership anticipates that Emporia's census will not improve significantly during the remainder of 1997 due to new entrants in the facility's local health care market. Accordingly, Emporia's monthly debt service obligations will be funded with existing cash reserves of the Partnership to the extent its cash flows from operations are inadequate.

As of March 31, 1997, the Partnership was not obligated to perform any major capital additions or renovations. No such capital expenditures or renovations are planned for the next twelve months, other than necessary minor repairs, maintenance and capital expenditures which are expected to be funded by operations.

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

The Partnership is in default on the long-term debt obligations secured by Heritage Manor of Hoisington and Heritage Manor of Emporia as these loans were due April 1, 1996. The Partnership has obtained an extension from the lender until May 31, 1997 to satisfy these debts and is in the process of obtaining an additional extension. The Partnership is currently seeking purchasers for these facilities at a sale price that would satisfy the operating and debt obligations extensions sufficient to allow for the orderly sale of these facilities, however, there can by no assurance that the facilities can by sold prior to foreclosure. As long as these default situations exist, the Partnership has no existing lines of credit to draw upon should present resources or cash flow from operations by inadequate.

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

                   CONSOLIDATED RESOURCES HEALTH CARE FUND IV

                              By:    WELCARE SERVICE CORPORATION - IV
                                     Managing General Partner



Date: May 20, 1997            By:  /s/ J. Stephen Eaton
------------------                 -------------------------
                                       J. Stephen Eaton
                                       President



Date: May 20, 1997            By:  /s/ Alan C. Dahl
------------------                 -------------------------
                                       Alan C. Dahl
                                       Chief Financial Officer
                                       of the Corporate General Partner