Form 10-Q
period 1997-06-30
CONSOLIDATED RESOURCES HEALTH CARE FUND IV
filed 1997-08-15
CIK 752895

                 PART I. - FINANCIAL INFORMATION
              CONSOLIDATED RESOURCES HEALTH CARE FUND IV
                     CONSOLIDATED BALANCE SHEETS
                             (Unaudited)


                                          June 30,       December 31,
                                            1997            1996
                                        -------------- ----------------

ASSETS
Current assets:
  Cash and cash equivalents              $    461,450  $       723,569
  Accounts receivable and
   third party settlement                     235,121          165,545
  Prepaid expenses                             27,917              901
  Property held for sale                      581,566          613,198
                                       --------------- ----------------
    Total current assets                    1,306,054        1,503,213
                                       --------------- ----------------

  Restricted escrows and other deposits        21,029           46,979
  Deferred loan costs, net of accumulated
    amortization of $106,242                   50,000                -
                                       --------------- ----------------
    Total other assets                         71,029           46,979
                                       --------------- ----------------
                                         $  1,377,083  $     1,550,192
                                       =============== ================
LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
  Current maturities of long-term
   obligations including debt in default $  1,598,652  $     1,656,836
  Trade accounts payable                      150,803          156,163
  Accrued compensation                         95,567          103,960
  Insurance payable                            58,386           58,062
  Accrued interest                             19,038           17,916
  Accrued real estate taxes                    17,353           29,455
                                        --------------   --------------
    Total current liabilities               1,939,799        2,022,392


Partners' equity (deficit):
  Limited partners                            124,143          211,038
  General partners                           (686,859)        (683,238)
                                       --------------- ----------------
    Total partners' deficit                  (562,716)        (472,200)
                                       --------------- ----------------
                                         $  1,377,083  $     1,550,192
                                       =============== ================

                   CONSOLIDATED RESOURCES HEALTH CARE FUND IV
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                   Three Months Ended           Six Months Ended
                                       June 30,                     June 30,
                                  1997          1996           1997          1996
                              ------------- -------------  -------------  ------------
Revenues:
  Operating revenues          $    877,242   $    834,202  $  1,676,185  $   1,725,748
  Interest income                    5,619          4,204        12,547          9,625
                              -------------  ------------- ------------- --------------
    Total revenues                 882,861        838,406     1,688,732      1,735,373
                              -------------  ------------- ------------- --------------

Expenses:
  Operating expenses               729,255        793,144     1,504,085      1,614,358
  Interest                          68,166         40,705       107,424         84,236
  Depreciation and amortization     39,082         39,081        78,163        113,094
  Partnership administration
     costs                          63,394          9,708        89,576         30,554
                              -------------  ------------- ------------- --------------
    Total expenses                 899,897        882,638     1,779,248      1,842,242
                              -------------  ------------- ------------- --------------


                              -------------  ------------- ------------- --------------
Net income (loss)             $    (17,036)  $    (44,232) $    (90,516) $    (106,869)
                              =============  ============= ============= ==============

Net income(loss) per L.P. unit $     (0.62)         (1.62)        (3.31)         (3.90)

                              =============  ============= ============= ==============

L.P. units outstanding              26,283         26,283        26,283         26,283
                              =============  ============= ============= ==============





          See accompanying notes to consolidated financial statements.

          CONSOLIDATED RESOURCES HEALTH CARE FUND IV
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                                  Six months ended June 30,
                                                     1997            1996
                                                  ------------- ---------------

Operating Activities:
  Cash received from residents
     and government agencies                    $    1,606,609  $    1,688,027
  Cash paid to suppliers and employees              (1,646,208)     (1,651,966)
  Cash paid to restricted escrows                       25,950         (12,750)
  Interest received                                     12,547           9,625
  Interest paid                                       (106,302)        (87,265)
                                                  ------------- ---------------
Cash (used in) operating activities                   (107,404)        (54,329)
                                                  ------------- ---------------

Investing Activities:
  Additions to property and equipment
     held for sale                                     (96,531)        (26,080)
                                                  --------------- -------------
Cash (used in) investing activites                     (96,531)        (26,080)
                                                  ------------- ---------------

Financing Activities:
  Principal payments on long-term obligations          (58,184)        (52,090)
                                                  ------------- ---------------
Cash (used in) financing activities                    (58,184)        (52,090)
                                                  ------------- ---------------

Net (decrease) cash
     and cash equivalents                             (262,119)       (132,500)

Cash and cash equivalents, beginning of period         723,569         628,543
                                                  ------------- ---------------

Cash and cash equivalents, end of period         $     461,450  $      496,043
                                                  ============= ===============







          See accompanying notes to consolidated financial statements.

            CONSOLIDATED RESOURCES HEALTH CARE FUND IV
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                      Six months ended June 30,
                                         1997            1996
                                    --------------- ---------------

Reconciliation of Net Loss
  to Cash (Used in) Operating
  Activities:

Net loss                            $      (90,516) $     (106,870)
Adjustments to reconcile net (loss)
   to cash (used in) operating
   activities:
      Depreciation and amortization         78,163         113,094
Changes in assets and liabilities:
      Accounts receivable                  (69,576)        (37,721)
      Other assets                         (27,016)        (60,000)
      Restricted escrow and other deposits  25,950         (12,750)
      Trade accounts payable and
        accrued liabilities                (24,409)         49,918
                                    --------------- ---------------

Cash (used in) operating activities $     (107,404) $      (54,329)
                                    =============== ===============





          See accompanying notes to consolidated financial statements.

               CONSOLIDATED RESOURCES HEALTH CARE FUND IV
            CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                 (Unaudited)

                                                                           Total
                                                                       Partners'
                                  General         Limited          Deficit
                              --------------- ----------------- ---------------

Balance, at December 31, 1995$      (673,996) $        432,856  $     (241,140)

Net loss                              (4,275)         (102,594)       (106,869)
                             ---------------- ----------------- ---------------

Balance, at June 30, 1996    $      (678,271) $        330,262  $     (348,009)
                             ================ ================= ===============


Balance, at December 31, 1996$      (683,238) $        211,038  $     (472,200)

Net loss                              (3,621)          (86,895)        (90,516)
                             ---------------- ----------------- ---------------

Balance, at June 30, 1997    $      (686,859) $        124,143  $     (562,716)
                             ================ ================= ===============






          See accompanying notes to consolidated financial statements.

                   CONSOLIDATED RESOURCES HEALTH CARE FUND IV
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1997

NOTE 1.

The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the six months ended June 30, 1997, are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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

NOTE 3.
A summary of compensation paid to or accrued for the benefit of the Partnership's general partners and their affiliates and amounts reimbursed for costs incurred by these parties the on behalf of the Partnership are as follows:
                                Six Months Ended
                                    June 30,
                                    1997 1996

Charged to costs and expenses:
Property management and oversight
management fees                          $ 95,421   $ 103,370
Financial accounting, data processing,
tax reporting, legal and compliance,
investor relations and supervision
of outside services                      $ 29,125   $  30,554


NOTE 4:

Effective July 31,1997, the Partnership completed the sale of its two remaining skilled nursing facilities Heritage Manor of Emporia ("Emporia") and Hoisington Rehabilitation Center ("Hoisington"). The total sales price for both facilities net of required repairs was $2,050,000. Proceeds from the sale were used to satisfy approximately $1,640,000 in mortgage debt obligations secured by the facilities. The Partnership received net proceeds of approximately $380,000 following the satisfaction of the debt and payment of sales expenses and property taxes. The Partnership will recognize a gain on sale of approximately $1,400,000 during the third quarter of 1997.

Prior to their repayment, the Partnership's two mortgage debt obligations secured by Emporia and Hoisington were in default since these obligations matured on April 1, 1996. The Partnership obtained an extension from the lender to allow for the sale of the facilities.


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

At June 30, 1997, the Partnership had three general partners (the "General Partners"), WelCare Consolidated Resources Corporation of America, a Nevada corporation, serving as the corporate general partner ("WCRCA" or the "Corporate General Partner"), Consolidated Associates IV, and WelCare Service
Corporation-IV ("WSC-IV" or the "Managing General Partner"), a Georgia Corporation, serving as managing general partner.

Plan of Operations

A majority in interest of the Partnership's Limited Partners approved a proposal, on October 18, 1994, which provides for the sale of all of the Partnership's remaining assets and the eventual dissolution of the Partnership, as outlined in a proxy statement dated September 28, 1994. Under the approved proposal, the Limited Partners consented for the Managing General Partner to attempt to sell or otherwise dispose of its remaining properties. Upon the disposition of all of its assets, the approved proposal requires that the Managing General Partner dissolve the Partnership.

As discussed in Item 1, Note 4, the Partnership sold its two remaining facilities and satisfied the underlying mortgage debt obligations on July 31, 1997. The Managing General Partner currently anticipates the Partnership will be liquidated prior to the end of 1997. At June 30, 1997 and December 31, 1996, the Partnership held available for sale all of its nursing home facilities. Accordingly, the Partnership has classified the facilities as Property held for sale in the accompanying balance sheets.


Results of Operations

Six Months ended June 30, 1997 and 1996

Revenues:

Operating revenue decreased by $49,563 for the six months ended June 30, 1997, compared to the same period in the prior year. This decrease was caused primarily by lower census at both of the Partnership's remaining facilities. The Emporia facility has experienced a decrease patient census due to a newly opened home health agency in the community while the Hoisington facility traditionally experiences a decrease in census in the spring and summer months.

Expenses:

Operating expenses decreased by $110,273 for the six months ended June 30, 1997, as compared to the same period in the prior year. Most of this decrease resulted from a reduction in operating expenses at Emporia due primarily to a decline in staffing levels corresponding with the decrease in census as previously discussed. The decrease at Emporia was offset in part by general increases in costs at Hoisington.


Liquidity and Capital Resources

At June 30, 1997, the Partnership held cash and cash equivalents of $461,450, a decrease of $262,119 from the amount held at December 31, 1996. The cash balance is being held in reserve for working capital, capital improvements and operating contingencies.

As discussed in Item 1, Note 4, the Partnership sold its last two properties and in conjunction with the sale, satisfied its remaining secured debt obligations and received cash of approximately $380,000 from the closing. Current cash reserves should be sufficient to meet the Partnership's obligations prior to its liquidation, which is currently scheduled to occur sometime before the end of 1997. As of June 30, 1997, the Partnership was not obligated to perform any major capital additions or renovations and has no remaining capital obligations with respect to its recently sold facilities.

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

PART II - OTHER INFORMATION

Item 5.

Effective July 31,1997, the Consolidated Resources Health Care Fund IV, (the "Registrant") closed the sale of its two remaining skilled nursing facilities Heritage Manor of Emporia ("Emporia") and Hoisington Rehabilitation Center ("Hoisington"), to Midwest Nursing Home Investors,
L.L.C., an Georgia limited liability company unrelated to the Registrant. The total sales price for both facilities net of required repairs was $2,050,000. Proceeds from the sale were used to satisfy approximately $1,640,000 in mortgage debt obligations secured by the facilities. The Partnership received net proceeds of approximately $380,000 following the satisfaction of the debt and payment of sales expenses and property taxes. The Partnership will recognize a gain on sale of approximately $1,400,000 during the third quarter of 1997. Results from the operation of these facilities included in the Registrant's financial statements for the year ended December 31, 1996 and the six months ended June 30, 1997 were as follows:

                                         (Unaudited)

                                    Emporia      Hoisington

Year Ended December 31, 1996
Revenues                       $   1,648,079 $    1,707,277
Expenses                           1,827,604      1,534,918
                                ----------------------------
Net income (loss)                  (179,525)        172,359

Six Months Ended June 30, 1997
Revenues                             908,532        759,292
Expenses                             872,246        789,155
                                ----------------------------
Net income (loss)              $      36,286 $     (29,863)



Item 6.         Exhibits and Reports on Form 8-K

(a)        Exhibits

10.1 Purchaser and Sale Agreement by and between Midwest Nursing Home Investors, L.L.C. and Consolidated Resources Health Care Fund IV on June 1, 1997. (Included as a separate document in the June 30, 1997 Form 10-Q filed via EDGAR)

(b)        Reports on Form 8-K

                      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   CONSOLIDATED RESOURCES HEALTH CARE FUND IV

                         By:    WELCARE SERVICE CORPORATION - IV
                            Managing General Partner



Date: August 14, 1997            By:  /s/ J. Stephen Eaton
---------------------                 -------------------------
                                    J.Stephen Eaton,
                                    President



Date: August 14, 1997            By:  /s/ Alan C. Dahl
---------------------                 -------------------------
                                       Alan C.Dahl,
                                       Chief Financial Officer
                                       of the Corporate
                                       General Partner