Form 10-Q
period 1997-09-30
CONSOLIDATED RESOURCES HEALTH CARE FUND IV
filed 1997-11-14
CIK 752895

                 PART I. - FINANCIAL INFORMATION
              CONSOLIDATED RESOURCES HEALTH CARE FUND IV
                     CONSOLIDATED BALANCE SHEETS
                             (Unaudited)


                                         September 30,   December 31,
                                             1997            1996
                                        -------------- ----------------

ASSETS
Current assets:
  Cash and cash equivalents              $    784,086  $       723,569
  Accounts receivable and
   third party settlement                           -          165,545
  Prepaid expenses                             23,755              901
  Property held for sale                            -          613,198
                                       --------------- ----------------
    Total current assets                      807,841        1,503,213
                                       --------------- ----------------

  Restricted escrows and other deposits             -           46,979

                                       --------------- ----------------
    Total other assets                              -           46,979
                                       --------------- ----------------
                                         $    807,841  $     1,550,192
                                       =============== ================
LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
  Current maturities of long-term
   obligations including debt in default $          -  $     1,656,836
  Trade accounts payable                       11,637          156,163
  Accrued compensation                              -          103,960
  Insurance payable                                 -           58,062
  Accrued interest                                  -           17,916
  Accrued real estate taxes                         -           29,455
                                        --------------   --------------
    Total current liabilities                  11,637        2,022,392


Partners' equity (deficit):
  Limited partners                          1,428,706          211,038
  General partners                           (632,502)        (683,238)
                                       --------------- ----------------
    Total partners' equity                    796,204         (472,200)
                                       --------------- ----------------
                                         $    807,841  $     1,550,192
                                       =============== ================

                   CONSOLIDATED RESOURCES HEALTH CARE FUND IV
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                   Three Months Ended           Nine Months Ended
                                     September 30,                September 30,
                                   1997          1996           1997          1996
                              ------------- -------------  -------------  ------------
Revenues:
  Operating revenues          $    316,295   $    992,651  $  1,992,480  $   2,718,399
  Interest income                    6,527          5,833        19,074         15,457
                              -------------  ------------- ------------- --------------
    Total revenues                 322,822        998,484     2,011,554      2,733,856
                              -------------  ------------- ------------- --------------

Expenses:
  Operating expenses               302,909        810,664     1,806,994      2,323,064
  Interest                          13,098         39,515       120,522        123,750
  Depreciation and amortization     13,027         39,081        91,190        152,175
  Partnership administration
     costs                          15,273         14,562       104,849        147,074
                              -------------  ------------- ------------- --------------
    Total expenses                 344,307        903,822     2,123,555      2,746,063
                              -------------  ------------- ------------- --------------
Income (Loss) before gain          (21,485)        94,662      (112,001)       (12,207)

Gain on sale of
   properties (Note 5)           1,380,405              -     1,380,405              -

                              -------------  ------------- ------------- --------------
Net income (loss)             $  1,358,920  $      94,662 $   1,268,404 $      (12,207)
                              =============  ============= ============= ==============

Net income(loss) per L.P. unit
   before property gain       $     (0.78)          3.46         (4.09)          (0.45)

Gain on properties
   per L.P unit                     52.00              -         52.00               -

Net income(loss) per L.P. unit      49.64           3.46         46.33           (0.45)
                              =============  ============= ============= ==============

L.P. units outstanding              26,283         26,283        26,283         26,283
                              =============  ============= ============= ==============





          See accompanying notes to consolidated financial statements.

          CONSOLIDATED RESOURCES HEALTH CARE FUND IV
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                                 Nine months ended September 30,
                                                      1997            1996
                                                  ------------- ---------------

Operating Activities:
  Cash received from residents
     and government agencies                    $    2,158,025  $    2,761,487
  Cash paid to suppliers and employees              (2,270,700)     (2,540,907)
  Cash paid to restricted escrows                       46,979           6,037
  Interest received                                     19,074          15,457
  Interest paid                                       (138,438)       (113,890)
                                                  ------------- ---------------
Cash provided by (used in) operating activities       (185,060)        128,184
                                                   ------------- ---------------

Investing Activities:
  Additions to property and equipment
     held for sale                                    (121,278)        (30,745)
Proceeds from sale of properties                     2,023,691               -
                                                  --------------- -------------
Cash provided by (used in) investing activites       1,902,413         (30,745)
                                                  ------------- ---------------

Financing Activities:
  Principal payments on long-term obligations       (1,656,836)        (70,204)
                                                  ------------- ---------------
Cash (used in) financing activities                 (1,656,836)        (70,204)
                                                  ------------- ---------------

Net increase (decrease) in  cash
     and cash equivalents                               60,517          27,235

Cash and cash equivalents, beginning of period         723,569         628,543
                                                  ------------- ---------------

Cash and cash equivalents, end of period         $     784,086  $      655,778
                                                  ============= ===============







          See accompanying notes to consolidated financial statements.

            CONSOLIDATED RESOURCES HEALTH CARE FUND IV
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                     Nine months ended September 30,
                                         1997            1996
                                    --------------- ---------------

Reconciliation of Net Loss
  to Cash (Used in) Operating
  Activities:

Net income (loss)                   $    1,268,404 $       (12,207)
Adjustments to reconcile net (loss)
   to cash (used in) operating
   activities:
      Depreciation and amortization         91,190         152,175
      Gain on sale of properties        (1,380,405)              -
Changes in assets and liabilities:
      Accounts receivable                  165,545          43,088
      Other assets                         (22,854)        (59,833)
      Restricted escrow and other deposits  46,979           6,037
      Trade accounts payable and
        accrued liabilities               (353,919)         (1,076)
                                    --------------- ---------------

Cash provided by (used in)
    operating activities            $     (185,060) $      128,184
                                    =============== ===============





          See accompanying notes to consolidated financial statements.

               CONSOLIDATED RESOURCES HEALTH CARE FUND IV
            CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                 (Unaudited)

                                                                   Total
                                                                   Partners'
                                  General         Limited          Deficit
                              --------------- ----------------- ---------------

Balance, at December 31, 1995  $    (673,996) $        432,856  $     (241,140)

Net loss                                (488)          (11,719)        (12,207)
                               -------------- ----------------- ---------------

Balance, at September 30, 1996  $   (674,484) $        421,137  $    (253,347)
                               ============== ================= ===============


Balance, at December 31, 1996  $    (683,238) $        211,038  $     (472,200)

Net income                            50,736         1,217,668        1,268,404
                               -------------- ----------------- ---------------

Balance, at September 30, 1997  $   (632,502) $      1,428,706  $       796,204
                               ============== ================= ===============






          See accompanying notes to consolidated financial statements.

                   CONSOLIDATED RESOURCES HEALTH CARE FUND IV
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1997
NOTE 1.

     The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the nine months ended September 30, 1997, are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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

NOTE 3.

     A summary of compensation paid to or accrued for the benefit of the Partnership's general partners and their affiliates and amounts reimbursed for costs incurred by these parties on the behalf of the Partnership are as follows:
                                                       Nine Months Ended
                                                          September 30,
                                                         1997      1996

Charged to costs and expenses:
Property management and oversight
management fees                                       $ 113,860   $ 162,928
Financial accounting, data processing,
tax reporting, legal and compliance,
investor relations and supervision
of outside services                                   $ 29,125    $  45,116


NOTE 4:

     Effective July 31,1997, the Partnership closed the sale of its two remaining skilled nursing facilities Heritage Manor of Emporia ("Emporia") and Hoisington Rehabilitation Center ("Hoisington") effective July 31, 1997. The total sales price for both facilities net of required repairs was $2,050,000. Proceeds from the sale were used to satisfy approximately $1,640,000 in mortgage debt obligations secured by the facilities. The Partnership received net proceeds of approximately $380,000 following the satisfaction of the debt and payment of sales expenses and property taxes. The Partnership recognized a gain on sale of approximately $1,380,000 during the third quarter of 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements contained in this Management Discussion and Analysis are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions that may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in such statements. The Partnership's ability to achieve such results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, changes in healthcare reimbursement systems and rates, the availability of prospective purchasers for its facilities, and other factors affecting the Partnership's business that may be beyond its control.
     At September 30, 1997, the Partnership had three general partners (the "General Partners"), WelCare Consolidated Resources Corporation of America, a Nevada corporation, serving as the corporate general partner ("WCRCA" or the "Corporate General Partner"), Consolidated Associates IV, and WelCare Service Corporation-IV ("WSC-IV" or the "Managing General Partner"), a Georgia Corporation, serving as managing general partner.


Plan of Operations

     A majority in interest of the Partnership's Limited Partners approved a proposal, on October 18, 1994, which provides for the sale of all of the Partnership's remaining assets and the eventual dissolution of the Partnership, as outlined in a proxy statement dated September 28, 1994. Under the approved proposal, the Limited Partners consented for the Managing General Partner to attempt to sell or otherwise dispose of its remaining properties. Upon the disposition of all of its assets, the approved proposal requires that the Managing General Partner dissolve the Partnership.
     As discussed in Item 1, Note 4, the Partnership sold its two remaining facilities and satisfied the underlying mortgage debt obligations on July 31, 1997. On October 1, 1997, the Partnership distributed $450,000 in a final distribution to its Limited Partners. The Managing General Partner currently anticipates the Partnership will be dissolved following issuance of final tax statements to the partners during the first quarter of 1998.
     At December 31, 1996, the Partnership held available for sale all of its nursing home facilities. Accordingly, the Partnership has classified the facilities as Property held for sale in the accompanying balance sheet.

Results of Operations

Revenues:

     Operating revenue decreased by $676,356 for the quarter ended September 30, 1997, compared to the same period in the prior year. This significant decrease was caused primarily by the sale of the Partnership's two remaining nursing facilities on July 31, 1997. Due to the sale, only one month's operating results were included in the third quarter of the current year, as compared to three month's of operating results for the same period in the prior year.

Expenses:

     Operating expenses decreased by $507,755 for the quarter ended September 30, 1997, as compared to the same period in the prior year. This significant decrease was caused primarily by the sale of the Partnership's two remaining nursing facilities on July 31, 1997. Due to the sale, only one month's operating results were included in the third quarter of the current year, as compared to three month's of operating results for the same period in the prior year. Liquidity and Capital Resources

     At September 30, 1997, the Partnership held cash and cash equivalents of $784,086 an increase of $60,517 from the amount held at December 31, 1996. The cash balance is being held in reserve to satisfy anticipated partnership expenses to be incurred prior to dissolving the Partnership.

     On October 1, 1997, the Partnership distributed $450,000 to the Limited Partners representing a final distribution.




PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits

27.1       Financial Data Schedule (for SEC use only)

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



Date: November 14, 1997            By:  /s/ J. Stephen Eaton
---------------------                 -------------------------
                                       J.Stephen Eaton,
                                       President



Date: November 14, 1997            By:  /s/ Alan C. Dahl
---------------------                 -------------------------
                                       Alan C.Dahl,
                                       Chief Financial Officer
                                       of the Corporate
                                       General Partner